Form 10-K405
period 1995-06-30
MARINE PETROLEUM TRUST
filed 1995-09-28
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K

 /X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1995
 / /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              FOR THE TRANSITION PERIOD FROM                     TO
                                                  .
                           COMMISSION FILE NO. 0-8565

                             MARINE PETROLEUM TRUST
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       75-6008017
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

                           C/O THE CORPORATE TRUSTEE:
                           NATIONSBANK OF TEXAS, N.A.
                   P.O. BOX 831402, DALLAS, TEXAS 75283-1402
              (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code
            (at the office of the Corporate Trustee): (214) 508-1796

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          UNITS OF BENEFICIAL INTEREST

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X             No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Aggregate market value of Units of Beneficial Interest held by non-affiliates of the registrant at August 25, 1995: $19,392,519

     Indicate the number of the registrant's Units of Beneficial Interest outstanding, as of the close of the period covered by this report: June 30, 1995: 2,000,000 Units

                      Documents Incorporated by Reference:

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS-REFERENCE SHEET

     This Form 10-K for the year ended June 30, 1995 of Marine Petroleum Trust is not organized by conventional item numbers and headings contemplated by SEC rules and forms. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

    FORM 10-K                                                   HEADINGS
  ITEM NUMBERS                                                   HEREIN
-----------------                                            ---------------
PART I....................................................... General
  Item  1.  Business......................................... The Trust
  Item  2.  Properties....................................... Properties
  Item  3.  Legal Proceedings................................ Legal Matters
  Item  4.  Submission of Matters to a Vote of Security
              Holders........................................ Unitholder Voting Matters
PART II...................................................... Financial
  Item  5.  Market for Registrant's Common Equity and Related
              Stockholder Matters............................ Market and Investor Information
  Item  6.  Selected Financial Data.......................... Selected Financial Data
  Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............ Management's Discussion and
                                                                Analysis of Financial Condition
                                                                and Results of Operations
  Item  8.  Financial Statements and Supplementary Data...... Financial Statements and
                                                                Supplementary Data
  Item  9.  Disagreements on Accounting and Financial
              Disclosure..................................... Certain Accounting Matters
PART III..................................................... Management and Principal
                                                                Unitholders
  Item 10.  Directors and Executive Officers of the
              Registrant..................................... Administrators
  Item 11.  Management Remuneration.......................... Administrators; Management
                                                                Compensation
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management................................. Principal Unitholders
  Item 13.  Certain Relationships and Related Transactions... Administrators; Management
                                                                Compensation
PART IV...................................................... Miscellaneous
  Item 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K............................ Exhibits and Financial Statement
                                                                Schedules

                                    GENERAL

                                   THE TRUST

     Organization. Marine Petroleum Trust, a Texas trust ("Marine"), was created in 1956 for the purpose of holding certain interests in oil and gas properties assigned from the grantors thereof, collecting the revenues from such interests and distributing the revenues to the holders of units of beneficial interest in Marine. Marine's operations described herein constitute its sole "industry segment" or "line of business" for the purposes of this Form 10-K. Marine and its wholly-owned subsidiary, Marine Petroleum Corporation, a Texas Corporation ("MPC"), are not permitted to engage in any trade or business. Except where the context otherwise indicates, the term "Marine" when used herein shall refer to Marine Petroleum Trust and its subsidiaries.

     Royalties. Income of Marine is attributable to rights to payments from certain oil and gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between Marine's predecessors and Gulf Oil Corporation ("Gulf"). Chevron Corporation ("Chevron") has succeeded to Gulf's interest in these agreements. Marine's rights are generally referred to as overriding royalty interests in the oil and gas industry, and are sometimes referred to herein as such. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from the overriding royalties are paid to Marine either (i) on the basis of the selling price of oil, gas and other minerals produced, saved and sold, or (ii) at the wellhead price determined by industry standards, when the selling price does not reflect the wellhead price.

     The contracts creating these interests were entered into between predecessors of Marine and Gulf, and relate to two different types of interests. One type of interest is an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, gas, or other minerals produced and sold. Marine's overriding royalty interest applies only to existing leases and does not apply to new leases. The second interest is Marine's 32.6% equity interest in Tidelands Royalty Trust "B" ("Tidelands"), a separate Texas trust, which owns similar interests in any oil, gas, or other mineral lease acquired by Gulf and/or its transferees and assignees in a 1,370,000-acre area (divided into 60 tracts) of the Gulf of Mexico during a 50-year period ending April 30, 2001. Tidelands' interest in each tract consists of (i) a production payment, which reverts to an overriding royalty, on oil and gas and (ii) an overriding royalty on other minerals. The production payment is payable out of 12.5% of the value of oil and gas produced and sold from leases on a subject tract until Tidelands has earned $1,500,000 on such tract. The production payment then reverts to an overriding royalty interest equal to 4.167% of the value at the well of oil and gas sold from the tract. Tidelands' overriding royalty interest on minerals other than oil and gas is payable at the rate of 4.167% of the value of such minerals sold from the property. Marine, through its ownership of units of beneficial interest in Tidelands, derives a 32.6% interest in the production payments and overriding royalties of Tidelands.

     Presently, the leases subject to Marine's interests cover 313,005 gross acres (including Tidelands' interest in 47,990 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and gas reserves are produced. They may also be abandoned by the working interest owner due to failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination if the working interest owner fails to fully develop a lease once it is acquired.

     Trust Functions. Marine is administered by officers and employees of its Trustee, NationsBank of Texas, N.A. MPC employs one individual (its vice president, secretary, treasurer and as a director) to perform certain management, financial and administrative services for Marine. Except for this individual, all officers and directors of MPC serve without compensation.

     MPC leases office space in Dallas, Texas to provide work space and record storage for Marine, MPC, Tidelands and Tidelands' wholly-owned subsidiary corporation, Tidelands Royalty "B" Corporation. The cost of this office facility is shared by all four of these entities in proportion to each entity's gross income to the total of such income of all entities.

     The ability of Marine to receive revenues is entirely dependent upon its entitlement to its rights with respect to the leases held by Chevron and its assignees in the Gulf of Mexico (as more fully described in "Properties" below). Moreover, no revenues are payable to Marine until sales of production commence from any such lease.

     The royalty interests held by Marine are depleting with each barrel of oil and mcf of natural gas produced. No funds are reinvested by Marine; thus, these depleting assets are not being replaced.

                                   PROPERTIES

     General. Marine is not engaged in oil and gas operations, although its income is based upon such operations of others. Marine's income is derived from contracts that provide for payments in the nature of overriding royalties to be made to Marine based on oil and gas sales from certain leases in the Gulf of Mexico.

     Reserves. Marine is not engaged in the production of crude oil or natural gas. Its income is derived from overriding royalty payments which are carved out of working interests in oil and gas leases in the Gulf of Mexico. Marine does not have the engineering data necessary to make an estimate of proved oil and gas reserves (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Marine's interest is derived. See also "Difficulty in Obtaining Certain Data" below. Marine did not file any reports during fiscal 1995 with any federal authority or agency with respect to oil and gas reserves.

     Production. Information regarding the net quantities of oil and gas produced with respect to Marine's interests (including its equity in Tidelands) for each of the last three fiscal years as well as the average sales price per unit of oil and gas produced, upon which payments to Marine are based, is set forth in the following table:

                                                                  YEAR ENDED JUNE 30,
                                                           ---------------------------------
                                                             1995        1994         1993
                                                           --------    ---------    --------
    Quantity
      Oil (bbl.).........................................    59,740       56,712      52,148
      Gas (mcf)..........................................   761,247    1,110,972     784,616
    Average Price
      Oil (per bbl.).....................................    $16.36       $14.90      $19.18
      Gas (per mcf)......................................     $1.58        $2.14       $1.93

     Productive Wells. Based on the latest information available to Marine and including its equity interest in Tidelands, there were approximately 337 wells subject to Marine's interests actually producing at some time in calendar 1994, some of which contained multiple completions. During calendar 1994, approximately 151 completions produced oil and approximately 186 completions produced gas. Most of the oil wells also produced associated gas and most of the gas wells produced condensate, which is economically the equivalent of oil. See "Difficulty in Obtaining Certain Data" below.

     Drilling Activity. Information concerning wells drilled and completed in which Marine had an interest (including its equity interest in Tidelands) for each of its last three fiscal years is set forth below:

                                WELLS COMPLETED

                                                                       YEAR ENDED JUNE 30,
                                                                      ----------------------
                                                                      1995     1994     1993
                                                                      ----     ----     ----
    Exploratory
      Oil...........................................................    0        0        0
      Gas...........................................................    0        0        3
      Dry...........................................................    0        0        0
                                                                      ----     ----     ----
           Totals...................................................    0        0        3
                                                                      ====     ====     ====
    Development
      Oil...........................................................    3        8        3
      Gas...........................................................    9       24        3
      Dry...........................................................    3        4        1
                                                                      ----     ----     ----
           Totals...................................................   15       36        7
                                                                      ====     ====     ====
    Total Exploratory and Development...............................   15       36       10
                                                                      ====     ====     ====

     Lease Acreage. Marine has an overriding royalty interest (including by virtue of its equity interest in Tidelands) in 85 different oil and gas leases covering 313,005 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage has been classified according to its current stage of development and is presented in the following table:

                                                             ACREAGE CLASSIFICATION
                                                   ------------------------------------------
    LEASES GRANTED BY:                             PRODUCING  DEVELOPMENTAL(1)  EXPLORATORY(2)
                                                   --------   ---------------   -------------
    United States................................  293,089           0              13,991
    State of Texas...............................      640           0                 395
    State of Louisiana...........................    4,890           0                   0
                                                                     -
                                                   --------                     -------------
                                                   298,619           0              14,386
                                                   ========   ==============    ============

---------------

(1) By definition, "Developmental Acreage" may be expected to produce royalty income at some point in the future.

(2) Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. No commercial production has been established on the acreage classified above by Marine under the column heading "Exploratory." By definition, this acreage includes undrilled wildcat acreage as well as some possible discoveries which are awaiting further testing. Approximately 8,626 acres of the 14,386 acres are located on leases that have commercial production, but the production is not on Marine's overriding royalty area within those leases. The remaining 5,760 acres are contained in a lease that will expire in October 1995.

The overriding royalty interest owned by Marine is a fractional interest out of total oil and gas sold, and is free and clear of all operating costs. The actual percentage interest in a lease attributable to Marine's interest varies from lease to lease. The acreage weighted average percentage interest attributable to Marine's interest in all of these leases is .65%.

     Present Activities. Published reports indicate that 14 wells have been drilled on tracts in which Marine has an interest. Marine understands that drilling on each has been completed but that operations on these wells have been suspended and are being evaluated.

     The U.S. Department of the Interior conducted lease sales for the Gulf of Mexico in May and September 1995. Chevron did not bid on any tracts included in these sales that are located in the 1,370,000 acre area subject to the Tidelands contract (in which Marine has a 32.6% equity interest.)

     The information in this Present Activities section has been obtained from various reports and publications believed to be accurate. Drilling plans and results customarily are kept confidential by the lease owners and are not available to Marine until such information is made available to the general public; as a result, there often is a considerable time lag between the occurrence of an event and such release of information.

     Difficulty in Obtaining Certain Data. Certain information required by (i)
Item 102 of Regulation S-K and (ii) Exchange Act (Securities Exchange Act of
1934) Industry Guide 2 has been omitted due to (1) the nature of the operations of Marine and (2) the difficulty in obtaining this information. As described herein, Marine's only activities are the collection and distribution of revenues from overriding royalties on certain oil and gas leases in the Gulf of Mexico, pursuant to purchase agreements between Marine's predecessors and Chevron and its transferees. The leasehold working interests which are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or in some instances other oil and gas exploration and production companies. Information as to reserves, availability of oil and gas, average production cost (lifting cost) per unit, undeveloped acreage, net wells and net acres, etc., with respect to the particular leases subject to Marine's interests lies solely within the knowledge of these concerns. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds and Marine has been informed that it will not be provided access to such information. Because of this, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 of Regulation S-K and Exchange Act Industry Guide 2.

                                 LEGAL MATTERS

     Neither Marine nor MPC, nor any of their respective properties (exclusive of properties owned by Chevron and subject to the Marine and Tidelands license agreements), is a party to or subject to any material pending litigation as of the date hereof.

                           UNITHOLDER VOTING MATTERS

     No matter was submitted by Marine during the year ended June 30, 1995 to a vote of unitholders, whether through the solicitation of proxies or otherwise.

     Unitholders owning ten percent (10%) or more of the outstanding units may at any time direct the Trustee to conduct an investigation to determine whether the Trustee is receiving all revenues properly accruing to Marine's trust estate. The Trustee may be removed by unitholders owning a majority of the outstanding units. The unitholders owning eighty percent (80%) of the outstanding units may amend and modify the Trust Indenture or any contract, agreement or undertaking which constitutes a part of the trust estate, but no such amendment may change the nature of the trust from that of a purely ministerial trust, nor can there be any change in the rights or responsibilities of the Trustee without its consent. However, no such change shall be made with respect to any amendment to the Indenture if the Trustee shall receive written objection from any unitholder within 20 days from the date of mailing to the unitholders of the first notice of the proposed consent. Each unitholder has the right to examine, inspect and audit all records relating to the trust estate.

     Marine is to continue until June 1, 2001, or until such later date as holders of the units owning a majority of the outstanding units may designate, but in any event, not more than 20 years from such designation. Alternatively, instead of so extending the term of Marine, the holders of the units owning a majority of the outstanding units may direct the Trustee to create one or more corporations to receive and hold the trust estate, or any portion thereof, unless the Trustee shall have received written objection from any unitholder within 20 days from the date of mailing to the unitholders of the first notice of the proposed consent. However, the unitholders owning eighty percent (80%) of the outstanding units may terminate the trust on any date, whether earlier or later than any such date determined as above, as they may specify.

     Upon termination of the trust (other than by the transfer of all the trust estate to a corporation pursuant to the provisions of the Indenture, as described above), the Trustee, after paying all of the obligations of the trust, shall transfer to an agent appointed by the holders of the units owning a majority of the outstanding units, by recordable assignments but without warranty, the interests in the trust estate. Prior to termination of the trust, no unitholder shall have any legal title in or to any of the properties comprising the trust estate nor the right to secure any partition thereof.

                                   FINANCIAL

                        MARKET AND INVESTOR INFORMATION

     The units of beneficial interest in Marine are traded in the over-the-counter market, and are quoted on the NASDAQ system under the symbol MARPS. Distributions of cash are made to unitholders quarterly. The following table presents the range of high and low bid and asked prices by quarter for the past two years as reported by the National Association of Securities Dealers, Inc. The per unit amount of cash distributed to unitholders for each of these quarters is also presented in the table.

                                                  BID                  ASKED
                                           -----------------     -----------------   DISTRIBUTIONS
          QUARTER ENDING                    HIGH       LOW        HIGH       LOW      PER UNIT
                                           ------     ------     ------     ------   -----------
    September 30, 1993...................  $11.75     $11.25     $13.25     $12.75      $.426
    December 31, 1993....................   12.50      12.25      13.75      13.25       .379
    March 31, 1994.......................   12.25      12.25      13.50      13.50       .454
    June 30, 1994........................   13.00      12.50      14.25      13.75       .406
    September 30, 1994...................   14.00      13.00      15.50      14.25       .337
    December 31, 1994....................   14.00      12.25      15.00      13.50       .288
    March 31, 1995.......................   12.25      11.50      13.75      12.75       .260
    June 30, 1995........................   11.50      11.25      12.75      12.75       .258

     These over-the-counter market quotations only represent interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On August 8, 1995, these outstanding units were held of record by 931 unitholders.

                            SELECTED FINANCIAL DATA

                                                          (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                                        -------------------------------------------
                                                         1995     1994     1993     1992     1991
                                                        -------  -------  -------  -------  -------
STATEMENT OF INCOME AND UNDISTRIBUTED INCOME SELECTED
  DATA
  Income:
     Oil and gas royalties............................  $ 1,857  $ 2,044  $ 1,864  $ 1,719  $ 2,336
     Equity in Tidelands..............................      320    1,156      627      231      570
     Interest.........................................       83       51       61      105      158
                                                         ------   ------   ------   ------
                                                        $ 2,260  $ 3,251  $ 2,552  $ 2,055  $ 3,064
                                                         ------   ------   ------   ------
  Expenses:
     Taxes other than income..........................  $     0  $     1  $     1  $     2  $     3
     General and administrative.......................      118      106      135      152      114
     Federal income taxes.............................        6        3        1        5       36
                                                         ------   ------   ------   ------
                                                        $   124  $   110  $   137  $   159  $   153
                                                         ------   ------   ------   ------
     Net income.......................................  $ 2,136  $ 3,141  $ 2,415  $ 1,896  $ 2,911
                                                         ======   ======   ======   ======
     Distributions....................................  $ 2,287  $ 3,329  $ 2,308  $ 2,048  $ 2,937
                                                         ======   ======   ======   ======
  Per Unit (2,000,000 outstanding)
     Net income.......................................  $  1.07  $  1.57  $  1.21  $   .95  $  1.46
                                                         ======   ======   ======   ======
     Distributions....................................  $  1.14  $  1.66  $  1.15  $  1.02  $  1.47
                                                         ======   ======   ======   ======
BALANCE SHEET SELECTED DATA
  Total assets........................................  $ 2,338  $ 2,489  $ 2,669  $ 2,559  $ 2,712
                                                         ======   ======   ======   ======
  Trust equity........................................  $ 1,432  $ 1,583  $ 1,771  $ 1,663  $ 1,815
                                                         ======   ======   ======   ======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Capital Resources and Liquidity. Because of the nature of Marine as a trust entity, there is no requirement for capital; its only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and gas royalty properties, Marine collects income monthly, pays expenses of administration, and disburses all net income collected to its unitholders each quarter.

     Marine's Indenture (and the charter and by-laws of MPC), expressly prohibit the operation of any kind of trade or business. Marine's oil and gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow Marine to be treated as a grantor trust; thus all income and deductions, for tax purposes, should flow through to each individual unitholder. Marine is not a taxable entity.

     Results of Operations. Marine's income consists primarily of oil and gas royalties and is based on the value at the well of its percentage interest in oil and gas sold without reduction for any of the expense of production. Value at the well for oil is the purchasers' posted price at its receiving point onshore, less the cost of transportation from the offshore lease to the onshore receiving point. In general, value at the well is determined on the basis of the selling price of oil, gas and other minerals produced, saved and sold, or at wellhead prices determined by industry standards, where the selling price does not reflect value at the well.

     Summary Review. Marine's net income for the year ended June 30, 1995 amounted to $2,135,661 ($1.07 per unit) as compared to $3,141,512 ($1.57 per unit) in the previous fiscal year. The decline in Marine's equity interest in the income of Tidelands in the current year was the primary cause of the decrease in net income. This source of revenue declined by $835,758 this year from $1,155,840 realized in the previous year. Part of Tidelands' decline was the result of unusually high revenues experienced last year from a new gas well that contributed royalties from current production and substantial royalties that had accumulated but were unpaid in prior years. A decrease in the price received for natural gas which affected the quantity of gas produced and sold also contributed to the decline.

     During the current year the working interest owners have commenced the drilling or redrilling of 32 wells. Drilling was completed on 26 wells, 12 of which were classified as either oil or gas wells and 14 of which were not classified, but appeared to be capable of producing either oil or gas. Three wells did not result in wells capable of producing oil or gas and 3 were still being drilled at the end of the current year.

     The posted price for oil delivered onshore in South Louisiana, in July, 1994 was approximately $19.50 per barrel, but by December 1994 the price had declined to approximately $17.25 per barrel. In the first three months of 1995 the price was approximately $18.00 per barrel and in the three months ended in June 1995 the price was approximately $18.50 per barrel. Marine's volume weighted average price at the wellhead for the year ended June 30, 1995 was $16.36 per barrel.

     In July 1994 (the beginning of the most recently-completed fiscal year), the spot market price for gas was $1.93 per mcf. The price decreased to $1.48 per mcf in September 1994 and was $1.71 per mcf in June 1995. Marine's weighted average price at the wellhead was $1.58 per mcf for fiscal 1995.

     The following table shows the royalty income, the net quantities sold, and the average price received for oil and gas during the past three years (including Marine's equity interest in Tidelands):

                                                                FOR YEARS ENDED JUNE 30
                                                         --------------------------------------
                                                            1995          1994          1993
                                                         ----------    ----------    ----------
Income from
  Oil royalties........................................  $  977,246    $  844,987    $1,000,404
  Gas royalties........................................   1,199,192     2,382,897     1,517,916
                                                         ----------    ----------
          Totals.......................................  $2,176,438    $3,227,884    $2,518,320
                                                         ----------    ----------
Net quantities sold
  Oil (bbls)...........................................      59,740        56,712        52,148
  Gas (mcf)............................................     761,247     1,110,972       784,616
Average price
  Oil..................................................      $16.36        $14.90        $19.18
  Gas..................................................        1.58          2.14          1.93

     Oil and Gas Royalties -- 1995 and 1994: During fiscal 1995, Marine received, exclusive of its interest in Tidelands, approximately 51% of its royalty income from the sale of oil and 49% from the sale of natural gas. Income from such oil and gas royalties in fiscal 1995 decreased 9% from fiscal 1994.

     Oil royalties, exclusive of Marine's interest in Tidelands, during fiscal 1995 ($946,009) were 15% more than oil royalties received in fiscal 1994 ($821,935).

     Natural gas royalties, exclusive of Marine's interest in Tidelands, during fiscal 1995 ($910,496) were 25% less than natural gas royalties received in fiscal 1994 ($1,221,972).

     Oil and Gas Royalties -- 1994 and 1993: During fiscal 1994, Marine received approximately 26% of its royalty income from the sale of oil and 74% from the sale of natural gas. Income from such oil and gas royalties in fiscal 1994 increased 28% from fiscal 1993.

     Oil royalties, exclusive of Marine's interest in Tidelands, during fiscal 1994 ($821,935) were 12% less than oil royalties received in fiscal 1993 ($933,334), due to a reduction in the average price received for oil sold.

     Natural gas royalties, exclusive of Marine's interest in Tidelands, during fiscal 1994 ($1,221,972) were 31% higher than natural gas royalties received in fiscal 1993 ($930,723). The increase was due to an increase in the quantity of natural gas sold and an increase in the price received.

     Interest Income. Marine's interest income increased 63% during fiscal 1995 to $82,927 from the $50,780 earned in fiscal 1994, due primarily to higher interest rates. Marine's interest income decreased 17% during fiscal 1994 to $50,780 from the $61,296 earned in fiscal 1993, also due primarily to lower interest rates.

     Equity in Tidelands. Marine owns beneficially 32.6% of the outstanding units of beneficial interest in Tidelands. In fiscal 1995, Marine realized income of $320,082 from its interest in Tidelands, a decrease of 72% from the $1,155,840 earned in fiscal 1994. See "-- Summary Review" above.

     Pursuant to Tidelands' agreement with Chevron (as successor to Gulf's interests), should Chevron acquire a lease or leases on any specified tracts in the Gulf of Mexico before April 30, 2001, and oil or gas is produced or sold, Chevron will make production payments to Tidelands in an amount equal to 12.5% of the value of the oil and gas sold until the sum of $1,500,000 has been paid on the tract. Thereafter, Tidelands' interest will be converted to an overriding royalty and such payments will equal 4.17% of the value of the oil and gas sold as long as the lease exists.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index, together with the related notes and the report of KPMG Peat Marwick, independent certified public accountants, are presented on pages 11 through 18 hereof.

                                                                                    PAGE
                                                                                    ----
    Independent Auditors' Report...................................................  11
    Financial Statements:
      Consolidated Balance Sheets as of June 30, 1995 and 1994.....................  12
      Consolidated Statements of Income and Undistributed Income
         for the Three Years Ended June 30, 1995...................................  13
      Consolidated Statements of Cash Flows for
         the Three Years Ended June 30, 1995.......................................  14
      Notes to Consolidated Financial Statements...................................  15

     See also "Exhibits and Financial Statement Schedules" of this Form 10-K for further information concerning the financial statements of Marine and its subsidiaries.

     All schedules have been omitted for the reason that they are either not required, not applicable or the required information is included in the financial statements and notes thereto.

                           CERTAIN ACCOUNTING MATTERS

     During fiscal 1995 and 1994, there have been no disagreements between Marine and its independent auditors on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

     Marine is a trust created under the laws of the State of Texas. Marine's Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, NationsBank of Texas, N.A., serves as Trustee.

     R. Ray Bell may be considered a significant employee of Marine. Mr. Bell has been involved in the administration of Marine since its inception. He was the chief financial officer of Marine's predecessor and is a certified public accountant. Mr. Bell, 68 years old, is a graduate of Midwestern State University of Wichita Falls, Texas with a Bachelor of Science degree in business administration and economics. Since July 1, 1977, he has served as vice president and director of MPC, and will continue to serve in such capacities until the next meeting of directors and shareholders, respectively, of MPC or until his successors are elected and qualified.

                            MANAGEMENT COMPENSATION

     During the fiscal year ended June 30, 1995, Marine paid or accrued fees of $19,730 to NationsBank of Texas, N.A., as Trustee. These fees were paid in accordance with the terms of the Trust Indenture, as amended, governing Marine.

                             PRINCIPAL UNITHOLDERS

     The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of June 30, 1995:

                                                AMOUNT AND NATURE
                                                       OF
                                                   BENEFICIAL         PERCENT
   TITLE OF CLASS         NAME AND ADDRESS          OWNERSHIP         OF CLASS
--------------------    --------------------    -----------------     --------
Units of Beneficial     L. C. Paslay             286,469 units,         14.32%
  Interest              1020 S. Ocean Blvd.      owned
                        Manalapan, FL 33462      of record
                                                 and
                                                 beneficially*

---------------

* Does not include 27,225 units held in trust in the name of L. C. Paslay, as Co-Trustee with NationsBank of Texas, N.A., for the benefit of Patricia L. Martin, daughter of Mr. Paslay.

     There are no executive officers or directors of Marine. NationsBank of Texas, N.A. does not beneficially own any units of beneficial interest.

                                 MISCELLANEOUS

                   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Financial Statements -- see "Financial Statements and Supplementary Data" above.

     The consolidated financial statements, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, as contained in the Form 10-K of Tidelands Royalty Trust "B" for its fiscal year ended December 31, 1994 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.

     (b) Reports on Form 8-K -- No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 30, 1995.

     (c) Exhibits:

          (3)       -- Indenture, as amended, of Marine (filed as Exhibit 3 to the Annual
                       Report on Form 10-K of Marine Petroleum Trust for the fiscal year ended
                       June 30, 1994, filed with the Securities and Exchange Commission and incorporated by reference herein.
          (4)       -- Form of Certificate evidencing Unit(s) of Beneficial Interest (filed as Exhibit 4 to the Annual Report on Form 10-K of Marine Petroleum Trust
                       for the fiscal year ended June 30, 1994, filed with the Securities and
                       Exchange Commission and incorporated by reference herein.
          (22)      -- Subsidiaries of Marine (filed as Exhibit 22 to the Annual Report on
                       Form 10-K of Marine Petroleum Trust for the fiscal year ended June 30,
                       1991, filed with the Securities and Exchange Commission and incorporated by reference herein).
          (27)      -- Financial Data Schedule.

LOGO

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Marine Petroleum Trust:

     We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary as of June 30, 1995 and 1994 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 1995. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Dallas, Texas
August 11, 1995

LOGO

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1995 AND 1994

                                     ASSETS

                                                                      1995            1994
                                                                   ----------      ----------
Current assets:
  Cash and cash equivalents....................................... $1,661,312      $1,825,507
  Oil and gas royalties receivable................................    387,460         284,567
  Receivables from affiliate (note 2).............................     88,771         123,626
                                                                   -----------     -----------
          Total current assets....................................  2,137,543       2,233,700
                                                                   -----------     -----------
Investment in affiliate (note 2)..................................    199,226         253,300
Office equipment, at cost less accumulated depreciation
  of $18,015 in 1995 and $17,244 in 1994..........................      1,672           2,443
Producing oil and gas properties..................................          7               7
                                                                   -----------     -----------
                                                                   $2,338,448      $2,489,450
                                                                   ===========     ===========
                                LIABILITIES AND TRUST EQUITY
Current liabilities:
  Accounts payable (note 3)....................................... $  895,724      $  895,724
  Employment tax payable..........................................      3,836           2,459
  Income taxes payable............................................      7,018           8,012
                                                                   -----------     -----------
     Total current liabilities....................................    906,578         906,195
Trust equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value............          8               8
  Undistributed income............................................  1,431,862       1,583,247
                                                                   -----------     -----------
          Total trust equity......................................  1,431,870       1,583,255
                                                                   -----------     -----------
                                                                   $2,338,448      $2,489,450
                                                                   ===========     ===========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                        THREE YEARS ENDED JUNE 30, 1995

                                                           1995          1994          1993
                                                        ----------    ----------    ----------
Income:
  Oil and gas royalties................................ $1,856,505    $2,043,907    $1,864,057
  Equity in earnings of affiliate (note 2).............    320,082     1,155,840       626,911
  Interest income......................................     82,927        50,780        61,296
                                                        ----------    ----------    ----------
                                                         2,259,514     3,250,527     2,552,264
                                                        ----------    ----------    ----------
Expenses:
  Taxes other than income..............................        326           381         1,342
  General and administrative...........................    117,771       105,677       134,437
                                                        ----------    ----------    ----------
                                                           118,097       106,058       135,779
                                                        ----------    ----------    ----------
          Income before federal income taxes...........  2,141,417     3,144,469     2,416,485
Federal income taxes of subsidiary.....................      5,756         2,957         1,314
                                                        ----------    ----------    ----------
          Net income...................................  2,135,661     3,141,512     2,415,171
Undistributed income at beginning of year..............  1,583,247     1,770,521     1,662,879
                                                        ----------    ----------    ----------
                                                         3,718,908     4,912,033     4,078,050
Distributions to unitholders...........................  2,287,046     3,328,786     2,307,529
                                                        ----------    ----------    ----------
Undistributed income at end of year.................... $1,431,862    $1,583,247    $1,770,521
                                                        ==========    ==========    ==========
Net income per unit.................................... $     1.07    $     1.57    $     1.21
                                                        ==========    ==========    ==========
Distributions per unit................................. $     1.14    $     1.66    $     1.15
                                                        ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE YEARS ENDED JUNE 30, 1995

                                                         1995           1994           1993
                                                      ----------     ----------     ----------
Cash flows from operating activities:
  Net income........................................  $2,135,661     $3,141,512     $2,415,171
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation...................................         771          1,158          2,336
     Equity in undistributed earnings of
       affiliate....................................          --             --        (86,991)
     Change in assets and liabilities:
       Oil and gas royalties receivable.............    (102,893)       (55,469)        (1,360)
       Receivables from affiliate...................      34,855        179,076       (214,782)
       Refundable federal income taxes..............          --             --          1,314
       Employment tax payable.......................       1,377           (610)         3,069
       Income taxes payable.........................        (994)        10,140             --
                                                      -----------    -----------    -----------
            Net cash provided by operating
               activities...........................   2,068,777      3,275,807      2,118,757
Cash flows provided by (used in) investing
  activities:
  Purchase of office equipment......................          --             --         (3,115)
  Distributions received in excess of earnings of
     affiliate......................................      54,074         21,097             --
                                                      -----------    -----------    -----------
            Net cash provided by (used in) investing
               activities...........................      54,074         21,097         (3,115)
Cash flows used in financing
  activities -- distributions to unitholders........  (2,287,046)    (3,328,786)    (2,307,529)
Net decrease in cash and cash equivalents...........    (164,195)       (31,882)      (191,887)
Cash and cash equivalents at beginning of year......   1,825,507      1,857,389      2,049,276
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of year............  $1,661,312     $1,825,507     $1,857,389
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE YEARS ENDED JUNE 30, 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) General

     The Trust was established on June 1, 1956 with the transfer of property to the Trust consisting of certain contract rights, units of beneficial interest and common stock in exchange for units of beneficial interest in the Trust. The contract rights entitled the Trust to receive a .0075 overriding royalty interest in oil, gas and other mineral leasehold interests acquired by Gulf Oil Corporation, now Chevron U.S.A., Inc. ("Chevron"), a subsidiary of Chevron Corporation, in certain areas of the Gulf of Mexico prior to January 1, 1980. Substantially all royalty revenue is received from Chevron.

     The Trust must distribute all income, after paying its liabilities and obligations, to the unitholders during the months of March, June, September and December each year. It cannot invest any of its money for any purpose and cannot engage in a trade or business.

     A Louisiana trust can only exist for a short period of time; therefore, the unitholders assigned their contract rights off-shore of Louisiana to Marine Petroleum Corporation reserving a 98% net profits interest to themselves. The net profits interest contract was transferred to the Trust along with the other properties. The Trust is authorized to pay expenses of the Corporation should it be necessary.

     The Trust is to continue until June 1, 2001, or until such later date as holders of the units owning a majority of the outstanding units may designate, but in any event, not more than 20 years from such designation. Alternatively, instead of so extending the term of the Trust, the holders of the units owning a majority of the outstanding units may direct the Trustee to create one or more corporations to receive and hold the trust estate, or any portion thereof, unless the Trustee shall have received written objection from any unitholder within 20 days from the date of mailing to the unitholders of the first notice of the proposed consent. However, the unitholders owning eighty percent (80%) of the outstanding units may terminate the trust on any date, whether earlier or later than any such date determined as above, as they may specify.

  (b) Principles of Consolidation

     The consolidated financial statements include the Trust and its wholly-owned subsidiary, Marine Petroleum Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

  (c) Producing Oil and Gas Properties

     At the time the Trust was established, no determinable market value was available for the assets transferred to the Trust; consequently, nominal values were assigned. Because of this, no allowance for depletion has been computed.

     All income from oil and gas royalties relate to proved developed oil and gas reserves.

  (d) Undistributed Income

     The Trust indenture agreement provides that all cash of the Trust, less such amounts as become distributable at earlier record dates but not yet distributed, and less a maximum of $2,000, shall be distributed on the 28th day of March, June, September and December of each year to unitholders in the Trust. Undistributed income includes $567,594 and $521,673 applicable to the subsidiary corporation at June 30, 1995 and 1994, respectively.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1995

  (e) Federal Income Taxes

     No provision has been made for Federal income taxes on the Trust's income since such taxes are the liability of the unitholders. Federal income taxes have been provided on the income of the subsidiary corporation, excluding the 98% to be distributed to the Trust and deducting statutory depletion.

  (f) Credit Risk Concentration and Cash Equivalents

     Financial instruments which potentially subject the Trust and its wholly-owned subsidiary to concentrations of credit risk are primarily investments in cash equivalents and receivables. The Trust and its wholly-owned subsidiary place their cash investments with financial institutions or companies that management considers credit worthy and limit the amount of credit exposure from any one financial institution or company. The Trust has not experienced significant problems collecting its receivables in the past.

     The Trust and its wholly-owned subsidiary had cash equivalents of $1,661,312 and $1,673,119 at June 30, 1995 and 1994, respectively, which consisted of money market accounts and money market mutual funds with investments limited to U.S. Treasury securities. For purposes of the statements of cash flows, the Trust considers all investments with maturities of three months or less to be cash equivalents.

  (g) Statements of Cash Flows

     The Trust's wholly-owned subsidiary made Federal income tax payments of $6,750, $2,817, and $0 during the years ended June 30, 1995, 1994 and 1993, respectively.

(2) INVESTMENT IN AND RECEIVABLES FROM AFFILIATE -- TIDELANDS ROYALTY TRUST "B"

     At June 30, 1995 and 1994, the Trust owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust "B" ("Tidelands"). The 452,366 units owned by the Trust had a quoted market value of $3,336,199, and $4,862,935 at June 30, 1995 and 1994, respectively.

     The Trust and Tidelands share certain common costs which are allocated based on their respective net revenues.

     The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 1995 and 1994:

                                                                  1995           1994
                                                                ---------     -----------
    Balance at beginning of year............................... $ 253,300     $   274,397
    Equity in earnings of affiliate............................   320,082       1,155,840
    Distribution of earnings...................................  (374,156)     (1,176,937)
                                                                ----------    -----------
    Balance at end of year..................................... $ 199,226     $   253,300
                                                                ==========    ===========

     At June 30, 1995 and 1994, receivables from affiliate includes $80,488 and $110,405, respectively, of income distributable to the Trust as a Tidelands unitholder.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1995

     The following summary financial statements have been compiled from the unaudited consolidated financial statements of Tidelands.

                                 BALANCE SHEETS

                                     ASSETS

                                                                           JUNE 30
                                                                  --------------------------
                                                                     1995           1994
                                                                  -----------    -----------
    Cash and cash equivalents.................................... $ 1,699,677    $ 1,835,435
    Oil and gas royalties receivable.............................     109,145        331,846
    Other........................................................       2,128            734
                                                                   ----------     ----------
                                                                  $ 1,810,950    $ 2,168,015
                                                                   ==========     ==========

                          LIABILITIES AND TRUST EQUITY

    Liabilities (including $255,574 and $347,263 payable to
      unitholders
      in 1995 and 1994, respectively)............................ $ 1,238,932    $ 1,401,861
    Corpus.......................................................           2              2
    Undistributed income.........................................     572,016        766,152
                                                                   ----------     ----------
                                                                  $ 1,810,950    $ 2,168,015
                                                                   ==========     ==========

                              STATEMENTS OF INCOME

                                                                YEAR ENDED JUNE 30
                                                     ----------------------------------------
                                                        1995           1994          1993
                                                     -----------    ----------    -----------
    Income.......................................... $ 1,053,843    $3,669,611    $ 2,061,570
    Expenses........................................      88,917       123,945        129,220
                                                      ----------    ----------     ----------
         Income before Federal income taxes.........     964,926     3,545,666      1,932,350
    Federal income taxes of Tidelands' subsidiary...      12,377         3,328         11,042
                                                      ----------    ----------     ----------
         Net income................................. $   952,549    $3,542,338    $ 1,921,308
                                                      ==========    ==========     ==========

     Tidelands is a registrant with the Securities and Exchange Commission and has filed a Form 10-K as of December 31, 1994.

(3) OVERPAID ROYALTIES

     Marine and Chevron entered into agreements, effective October 31, 1988, that determine the values to be used in calculating payments to Marine for sales of gas from leases identified in the agreements, beginning November 1, 1987 and ending October 31, 1989. Royalty payments were made based on values higher than those set forth in the agreements, and Marine has recognized a potential liability to cover the estimated amount that Chevron may be entitled to recover from future payments.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1995

(4) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for 1995 and 1994 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.

                                                                                         NET
                                                                                       INCOME
                                                OIL AND GAS                  NET         PER
                                                 ROYALTIES    EXPENSES     INCOME       UNIT
                                                -----------   --------    ---------    -------
    Quarter ended:
      September 30, 1994....................... $   454,565    17,439       602,101       .30
      December 31, 1994........................     393,232    30,931       421,988       .21
      March 31, 1995...........................     498,069    38,567       561,269       .28
      June 30, 1995............................     510,639    31,160       550,303       .28
                                                 ----------   -------     ---------      ----
                                                $ 1,856,505   118,097     2,135,661      1.07
                                                 ==========   =======     =========      ====
    Quarter ended:
      September 30, 1993....................... $   473,953    16,853       729,921       .36
      December 31, 1993........................     429,545    36,635     1,045,074       .53
      March 31, 1994...........................     486,645    23,963       626,691       .31
      June 30, 1994............................     653,764    28,607       739,826       .37
                                                 ----------   -------     ---------      ----
                                                $ 2,043,907   106,058     3,141,512      1.57
                                                 ==========   =======     =========      ====

(5) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

     Oil and gas reserve information relating to the Trust's and Tidelands' royalty interests is not presented because such information is not available to the Trust or Tidelands. The Trust's share of oil and gas produced for its royalty interests and the Trust's equity in oil and gas produced for Tidelands' royalty interests were as follows:

                                                                1995       1994       1993
                                                              --------   --------   --------
    Trust:
      Oil (barrels)..........................................   57,425     54,064     48,176
                                                               =======    =======    =======
      Gas (mcf)..............................................  594,152    587,025    493,285
                                                               =======    =======    =======
    Tidelands:
      Oil (barrels)..........................................    2,315      2,648      3,972
                                                               =======    =======    =======
      Gas (mcf)..............................................  167,095    523,947    291,331
                                                               =======    =======    =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST
                                              (Registrant)

                                            By: NATIONSBANK OF TEXAS, N.A.
                                               in its capacity as trustee of
                                               Marine Petroleum Trust and not
                                               in its individual capacity or
                                               otherwise

                                            By:     /s/  KATHY MCQUISTON
                                                      Kathy McQuiston
                                                       Trust Officer

Date: September 25, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            NATIONSBANK OF TEXAS, N.A.
                                              in its capacity as trustee of
                                              Marine Petroleum Trust and not
                                              in its individual capacity or
                                              otherwise

                                            By:     /s/  KATHY MCQUISTON
                                                      Kathy McQuiston
                                                       Trust Officer

Date: September 25, 1995

                                                    /s/  R. RAY BELL
                                                        R. Ray Bell
                                             (Acting Chief Accounting Officer)

Date: September 25, 1995

                                 EXHIBIT INDEX

                                                                                    SEQUENTIALLY
 EXHIBIT                                                                             NUMBERED
    NO.                                   DESCRIPTION                                 PAGES
---------- -----------------------------------------------------------------------------------
     (3)   -- Indenture, as amended, of Marine (filed as Exhibit 3 to the Annual
              Report on Form 10-K of Marine Petroleum Trust for the fiscal year ended June 30, 1994, filed with the Securities and Exchange Commission and incorporated by reference herein.
     (4)   -- Form of Certificate evidencing Unit(s) of Beneficial Interest (filed as Exhibit 4 to the Annual Report on Form 10-K of Marine Petroleum
              Trust for the fiscal year ended June 30, 1994, filed with the
              Securities and Exchange Commission and incorporated by reference herein.
    (22)   -- Subsidiaries of Marine (filed as Exhibit 22 to the Annual Report on
              Form 10-K of Marine Petroleum Trust for the fiscal year ended June 30,
              1991, filed with the Securities and Exchange Commission and incorporated by reference herein).
    (27)   -- Financial Data Schedule.