Form 10-Q
period 1995-09-30
MARINE PETROLEUM TRUST
filed 1995-11-14
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995
                                      OR
/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .
                         COMMISSION FILE NUMBER 0-8565

                             MARINE PETROLEUM TRUST
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       75-6008017
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

          NATIONSBANK OF TEXAS, N.A.                            75283-1402
        P.O. BOX 831402, DALLAS, TEXAS                          (Zip Code)
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (214) 508-1796

                                      NONE
              (Former name, former address and former fiscal year
                         if changed since last report)

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No

     Indicate number of units of beneficial interest outstanding as of the last practicable date.

         TITLE OF EACH CLASS OF UNITS             NUMBER OF UNITS OF BENEFICIAL INTEREST
            OF BENEFICIAL INTEREST                          SEPTEMBER 30, 1995
--------------------------------------------------------------------------------------------
         Units of Beneficial Interest                           2,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND JUNE 30, 1995
                                  (UNAUDITED)

                                     ASSETS

                                                                     SEPTEMBER 30,      JUNE 30,
                                                                         1995             1995
                                                                     -------------     ----------
Current Assets:
  Cash and cash equivalents........................................  $  1,716,609     $ 1,661,312
  Oil and gas royalties receivable.................................       402,622         387,460
  Receivable from affiliate........................................        77,978          88,771
                                                                     ------------     -----------
          Total current assets.....................................     2,197,209       2,137,543
                                                                     ------------     -----------
Investment in affiliate............................................       219,795         199,226
Office equipment, at cost less accumulated depreciation............         1,497           1,672
Producing oil and gas properties...................................             7               7
                                                                     ------------     -----------
                                                                     $  2,418,508     $ 2,338,448
                                                                     ============     ===========
                           LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable.................................................  $    895,724     $   895,724
  Employment tax payable...........................................         3,836           3,836
  Income taxes payable.............................................         5,518           7,018
                                                                     ------------     -----------
          Total current liabilities................................       905,078         906,578
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial interest,
     issued 2,000,000 units at nominal value.......................             8               8
  Undistributed income.............................................     1,513,422       1,431,862
                                                                     ------------     -----------
          Total trust equity.......................................     1,513,430       1,431,870
                                                                     ------------     -----------
                                                                     $  2,418,508     $ 2,338,448
                                                                     ============     ===========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                             THREE MONTHS
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
Income:
  Oil and gas royalties................................................  $535,806     $454,565
  Equity in earnings of affiliate......................................    91,322      148,351
  Interest income of subsidiary........................................    23,421       18,090
                                                                         --------     --------
                                                                         $650,549     $621,006
                                                                         --------     --------
Expenses:
  Other taxes..........................................................        --           --
  General and administrative...........................................    20,636       17,439
                                                                         --------     --------
                                                                           20,636       17,439
                                                                         --------     --------
  Income before Federal income taxes...................................   629,913      603,567
  Federal income taxes of subsidiary...................................        --        1,466
                                                                         --------     --------
  Net income...........................................................  $629,913     $602,101
                                                                         ========     ========
Net income per unit....................................................  $   0.31     $   0.30
                                                                         ========     ========
Distributions per unit.................................................  $   0.27     $   0.34
                                                                         ========     ========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                                        1995          1994
                                                                      ---------     ---------
Cash flows from operating activities:
  Net income.......................................................  $  629,913    $  602,101
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation..................................................         175           246
     Change in assets and liabilities:
       Decrease (increase) in royalties receivable.................     (15,162)       68,234
       Decrease (increase) in receivable from affiliate............      10,793       (16,828)
     Increase (decrease) in Federal income taxes payable...........      (1,500)          566
                                                                     ----------    ----------
          Net cash provided by operating activities................     624,219       654,319
                                                                     ----------    ----------
Cash flows provided by (used in) investing activities:
       Decrease (increase) in undistributed earnings of
        affiliate..................................................     (20,569)      (17,806)
                                                                     ----------    ----------
          Net cash provided by investing activities................     (20,569)      (17,806)
                                                                     ----------    ----------
Cash flows from financing activities -- distributions
  unitholders......................................................    (548,353)     (674,803)
                                                                     ----------    ----------
          Net increase (decrease) in cash and cash equivalents.....      55,297       (38,290)
                                                                     ----------    ----------
Cash and cash equivalents at beginning of period...................   1,661,312     1,825,507
                                                                     ----------    ----------
Cash and cash equivalents at end of period.........................  $1,716,609    $1,787,217
                                                                     ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report for the fiscal year ended June 30, 1995. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

UNDISTRIBUTED INCOME

     Undistributed income on September 30, 1995 includes $930,906 applicable to the Trust and $582,516 applicable to Marine Petroleum Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Marine Petroleum Corporation has provided an account payable of $895,724 to cover possible refunds that may be required upon redetermination of gas prices for royalty payments in prior periods.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

     The Trust is a "royalty trust" with overriding royalty interests in oil and gas leases in the Gulf of Mexico. The Trust's indenture (and the charter and by-laws of its subsidiary) expressly prohibit the operation of any kind of trade or business. All royalties received by the Trust, less administrative expenses, are distributed quarterly to unitholders. Since the Trust's sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.

GENERAL

     The Trust's net income of $.31 per unit for the three months ended September 30, 1995 was consistent with the $.30 earned in the comparable period in 1994. The Trust's income from its equity in Tidelands Royalty Trust B ("Tidelands") amounted to $.05 per unit for the current period, down from $.07 for the comparable period a year ago.

     Over the past four quarters the Trust's share of oil produced from wells subject to its overriding royalty has increased from an average of 147 barrels per day a year ago to an average of 202 barrels per day in the current quarter. The Trust attributes this increase to higher prices and the drilling and workover programs of the working interest owners. Approximately 47% of the Trust's income is from royalties on the sale of oil.

     The Trust's income from royalties on the sale of natural gas for the current quarter is consistent with the amount of such royalties in the comparable quarter a year ago. Although the average price received for natural gas at the wellhead decreased, production increased enough to offset the price decline. Approximately 53% of the Trust's income is from the sale of natural gas. In the quarter ended June 30, 1994, the average daily production of natural gas for the Trust amounted to 2,150 mcf, whereas in the current quarter the average daily production of natural gas reached 2,340 mcf per day.

     In the quarter ended September 30, 1994, the Trust's 32.6% equity interest in Tidelands produced approximately 25% of the Trust's revenue from oil and gas royalties. In the current quarter the Trust's equity interest in Tidelands produced approximately 15% of the Trust's revenues from oil and gas royalties. The Trust believes that Tidelands' income was lower in the current quarter as compared to previous quarters due to lower natural gas prices and shut in natural gas production.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1995

     Net income for the quarter ended September 30, 1995 amounted to $629,913, which was approximately 5% more than the $602,101 realized in the comparable period of 1994.

     The volume of oil sold increased approximately 38% over the comparable period last year, and the average price per barrel of oil decreased $.38 to $16.31 per bbl.

     Natural gas volumes sold increased approximately 9% in the current period over the comparable period last year. Natural gas volumes amounted to 210,632 mcf this period and were 193,467 mcf for the comparable period last year. The average price decreased $.13 per mcf to $1.57, from $1.70 a year ago.

     Marine's equity in the income of Tidelands decreased approximately 38% in the current period over the comparable period last year. See "-- General."

     The quantities of oil and gas sold and the average prices for oil and gas (including the equity in Tidelands) for the three month periods ended September 30, 1995 and 1994 are presented in the following table:

                                                                        1995        1994
                                                                       -------     -------
    OIL
      Barrels sold...................................................   18,193      13,187
      Average price..................................................   $16.31      $16.69
    NATURAL GAS
      mcf sold.......................................................  210,632     193,467
      Average price..................................................    $1.57       $1.70

PART II. OTHER INFORMATION

     There were no events reportable under Part II of the Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST

                                            NationsBank of Texas, N.A., Trustee

November 13, 1995                           By:    /s/  KATHY MCQUISTON
                                              Kathy McQuiston, Assistant Vice
                                                         President

November 13, 1995                                   /s/  R. RAY BELL
                                             R. Ray Bell, Principal Accounting
                                                          Officer

                                 EXHIBIT INDEX

                                                                                   SEQUENTIAL
  EXHIBIT                                                                             PAGE
  NUMBER                            EXHIBIT DESCRIPTION                              NUMBER
---------  ----------------------------------------------------------------------  -----------
     27                          -- Financial Data Schedule