Form 10-Q
period 1996-03-31
MARINE PETROLEUM TRUST
filed 1996-05-15
CIK 62362

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-Q


/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                      OR
/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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



      Title of Each Class of Units        Number of Units of Beneficial Interest
         of Beneficial Interest                       March 31, 1996
- --------------------------------------------------------------------------------

         UNITS OF BENEFICIAL INTEREST                           2,000,000


- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND JUNE 30, 1995
                                  (UNAUDITED)

                                     ASSETS

                                                                      MARCH 31,       JUNE 30,
                                                                         1996           1995
                                                                      ----------     ----------
Current Assets:
  Cash and cash equivalents.........................................  $1,847,776     $1,661,312
  Oil and gas royalties receivable..................................     586,015        387,460
  Receivable from affiliate.........................................      80,414         88,771
                                                                      ----------     ----------
          Total current assets......................................   2,514,205      2,137,543
                                                                      ----------     ----------
Investment in affiliate.............................................     255,558        199,226
Office equipment, at cost less accumulated depreciation.............       1,147          1,672
Producing oil and gas properties....................................           7              7
                                                                      ----------     ----------
                                                                      $2,770,917     $2,338,448
                                                                      ==========     ==========
                          LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable..................................................  $  895,724     $  895,724
  Employment tax payable............................................          --          3,836
  Income taxes payable..............................................       8,070          7,018
                                                                      ----------     ----------
          Total current liabilities.................................     903,794        906,578
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial interest,
     issued 2,000,000 units at nominal value........................           8              8
  Undistributed income..............................................   1,867,115      1,431,862
                                                                      ----------     ----------
          Total trust equity........................................   1,867,123      1,431,870
                                                                      ----------     ----------
                                                                      $2,770,917     $2,338,448
                                                                      ==========     ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                   THREE MONTHS                 NINE MONTHS
                                               ---------------------     -------------------------
                                                 1996         1995          1996           1995
                                               --------     --------     ----------     ----------
Income:
  Oil and gas royalties......................  $845,030     $498,069     $1,924,655     $1,345,866
  Equity in earnings of affiliate............    93,537       82,976        277,774        272,421
  Interest income of subsidiary..............    22,921       21,671         69,812         59,500
                                               --------     --------     ----------     ----------
                                               $961,488     $602,716     $2,272,241     $1,677,787
                                               --------     --------     ----------     ----------
Expenses:
  General and administrative.................    31,081       38,567         88,587         86,937
                                               --------     --------     ----------     ----------
  Income before Federal income taxes.........   930,407      564,149      2,183,654      1,590,850
  Federal income taxes of subsidiary.........     5,500        2,880          5,500          5,492
                                               --------     --------     ----------     ----------
  Net income.................................  $924,907     $561,269     $2,178,154     $1,585,358
                                               ========     ========     ==========     ==========
Net income per unit..........................  $    .46     $    .28     $     1.09     $      .79
                                               ========     ========     ==========     ==========
Distributions per unit.......................  $    .31     $    .26     $      .87     $      .89
                                               ========     ========     ==========     ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                       1996            1995
                                                                    -----------     -----------
Cash flows from operating activities:
  Net income......................................................  $ 2,178,154     $ 1,585,358
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation.................................................          525             596
     Change in assets and liabilities:
       Royalties receivable.......................................     (198,555)         70,603
       Receivable from affiliate..................................        8,357          32,336
       Employment tax payable.....................................       (3,836)             --
       Federal income taxes payable...............................        1,052           1,742
                                                                    -----------     -----------
          Net cash provided by investing activities...............    1,985,697       1,690,635
                                                                    -----------     -----------
Cash flows provided by (used in) investing activities:
       Decrease (increase) in undistributed earnings of
        affiliate.................................................      (56,332)         18,344
Cash flows from financing activities -- distributions
  unitholders.....................................................   (1,742,901)     (1,770,374)
                                                                    -----------     -----------
          Net increase (decrease) in cash and cash equivalents....      186,464         (61,395)
                                                                    -----------     -----------
Cash and cash equivalents at beginning of period..................    1,661,312       1,825,507
                                                                    -----------     -----------
Cash and cash equivalents at end of period........................  $ 1,847,776     $ 1,764,112
                                                                    ===========     ===========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

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

UNDISTRIBUTED INCOME

     Undistributed income on March 31, 1996 includes $1,252,430 applicable to the Trust and $614,685 applicable to Marine Petroleum Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

GENERAL

     Net income amounted to $.46 in the current quarter and $1.09 for the nine months ended March 31, 1996. In the comparable periods of 1995 net income was $.28 for the quarter and $.79 for the nine months. Net income increased in the current quarter and the current nine months as compared to those periods in the previous year due to an increase in oil production and an increase in the price of both oil and gas.

     Since June 30, 1995, the end of the Trust's last fiscal year, operators have drilled 5 new development wells and have re-entered and re-drilled 17 old wells. These operations resulted in 18 of the 22 wells being completed as either oil or gas wells. Four of the 22 were abandoned as dry holes.

     The Trust's income from its equity interest in Tidelands Royalty Trust B (Tidelands) was $.05 per unit in the current quarter and $.14 per unit for the nine months ended March 31, 1996. Such income was $.04 and $.14 for the comparable periods in 1995. Tidelands receives approximately 91% of its income from the sale of gas and while production decreased approximately 18% in the current quarter as compared to the quarter ended December 31, 1995, its average price increased approximately 21% in the same period.

     The Trust's revenues are derived from the oil and gas production activities of unrelated parties. The Trust's revenues and distributions fluctuate from period to period based upon factors beyond The Trust's control, including without limitation the number of productive wells drilled and maintained on leases subject to the Trust's interest, the level of production over time from such wells and the prices at which the oil and gas from such wells is sold. The Trust believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage to production facilities, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to the Trust's interests; and the discontinuation by parties subject to the contract dated April 30, 1951 between Tidelands' predecessors and Gulf Oil Corporation of their efforts to obtain leases in the area that is subject to Tidelands' interests.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1996

     Net income for the quarter ended March 31, 1996 amounted to $924,907, which was approximately 65% more than the $561,269 realized in the comparable period of 1995.

     The volume of oil sold increased approximately 28% over the comparable period last year, and the average price per barrel of oil increased $2.36 to $17.03 per bbl from $14.67 a year ago.

     Natural gas volumes sold decreased approximately 2% in the current period from the comparable period last year. Natural gas volumes amounted to 213,718 mcf this period and were 218,596 mcf for the comparable period last year. The average price increased $1.20 to $2.85 per mcf, from $1.65 a year ago.

     The Trust's equity in the income of Tidelands increased approximately 13% in the current period over the comparable period last year. See "-- General."

     The quantities of oil and gas sold and the average prices for oil and gas (including the equity in Tidelands) for the three month periods ended March 31, 1996 and 1995 are presented in the following table:

                                                                        1996        1995
                                                                       -------     -------
    OIL
      Barrels sold...................................................   19,509      15,222
      Average price..................................................   $17.03      $14.67
    NATURAL GAS
      mcf sold.......................................................  213,718     218,596
      Average price..................................................    $2.85       $1.65

RESULTS OF OPERATIONS -- NINE MONTHS ENDED MARCH 31, 1996

     Net income for the nine months ended March 31, 1996 amounted to $2,178,155, which was approximately 37% more than the $1,585,358 realized in the comparable period of 1995.

     The volume of oil sold in the current nine-month period increased approximately 19% over the comparable period in 1995, and there was approximately a 15% increase in the average price received. The volume of natural gas sold in the current period increased approximately 10% over the comparable period in 1995 and the average price received for natural gas increased to $2.04 per mcf from the $1.57 received during the 1995 period.

     Income from the equity interest in Tidelands increased approximately 2% in the current nine months as compared to the comparable period in 1995. Income from this source in the nine months ended March 31, 1995 amounted to $272,421, but increased to $277,774 in the current nine months. See "-- General."

     The quantities of oil and gas sold and the average prices for oil and gas (including the equity in Tidelands) for the nine-month periods ended March 31, 1996 and 1995 are presented in the following table:

                                                                         1996        1995
                                                                       --------    --------
    OIL
      Barrels sold...................................................    54,244      45,535
      Average price..................................................    $16.51      $14.37
    NATURAL GAS
      mcf sold.......................................................   640,878     582,041
      Average price..................................................     $2.04       $1.57

PART II. OTHER INFORMATION

     There were no events reportable under Part II of the Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST

                                            NationsBank of Texas, N.A., Trustee

May 14, 1996                                By:     /s/  PATRICIA COX
                                                        Patricia Cox
                                                       Vice President

May 14, 1996                                        /s/  R. RAY BELL
                                                        R. Ray Bell
                                                Principal Accounting Officer

                                 EXHIBIT INDEX

 EXHIBIT NUMBER                          DESCRIPTION
- ----------------     -----------------------------------------------------------
       27            -- Financial Data Schedule