Form 10-K405
period 1996-06-30
MARINE PETROLEUM TRUST
filed 1996-09-30
CIK 62362

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 /X/  FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                         OR
 / /  FOR THE TRANSITION PERIOD FROM ________________ TO ________________ .
      COMMISSION FILE NO. 0-8565

                             MARINE PETROLEUM TRUST
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       75-6008017
       (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                     Identification No.)

                           C/O THE CORPORATE TRUSTEE:
                           NATIONSBANK OF TEXAS, N.A.
                   P.O. BOX 830241, DALLAS, TEXAS 75283-0241
              (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code
            (at the office of the Corporate Trustee): (800) 985-0794

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

                                YES  X    NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Aggregate market value of Units of Beneficial Interest held by non-affiliates of the registrant at September 6, 1996: $22,554,343.

     Number of Units of Beneficial Interest outstanding as of the close of the period covered by this report: June 30, 1996 -- 2,000,000 Units.

                      Documents Incorporated by Reference:

                                      NONE

================================================================================

                             CROSS-REFERENCE SHEET

     This Form 10-K for the year ended June 30, 1996 of Marine Petroleum Trust is not organized by conventional item numbers and headings contemplated by SEC rules and forms. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

 FORM 10-K                                                    HEADINGS
ITEM NUMBERS                                                  HEREIN
- ------------                                                  ----------
PART I....................................................... General
  Item  1.  Business......................................... The Trust; Properties
  Item  2.  Properties....................................... Properties
  Item  3.  Legal Proceedings................................ Legal Matters
  Item  4.  Submission of Matters to a Vote of Security
              Holders........................................ Unitholder Voting Matters
PART II...................................................... Financial
  Item  5.  Market for Registrant's Common Equity and Related
              Stockholder Matters............................ Market and Investor Information
  Item  6.  Selected Financial Data.......................... Selected Financial Data
  Item  7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............ Management's Discussion and
                                                                Analysis of Financial Condition
                                                                and Results of Operations
  Item  8.  Financial Statements and Supplementary Data...... Financial Statements and
                                                                Supplementary Data
  Item  9.  Disagreements on Accounting and Financial
              Disclosure..................................... Accounting Matters
PART III..................................................... Management and Principal
                                                                Unitholders
  Item 10.  Directors and Executive Officers of the
              Registrant..................................... Administrators
  Item 11.  Management Remuneration.......................... Administrators; Management
                                                                Compensation
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management................................. Principal Unitholders
  Item 13.  Certain Relationships and Related Transactions... Administrators; Management
                                                                Compensation
PART IV...................................................... Miscellaneous
  Item 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K............................ Exhibits, Financial Statement
                                                                Schedules and Reports on Form
                                                                8-K

                                    GENERAL

                                   THE TRUST

     Organization. Marine Petroleum Trust ("Marine") is a royalty trust created in 1956 under the laws of the State of Texas. Marine is not permitted to engage in any business activity inasmuch as it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between Marine's predecessors and Gulf Oil Corporation ("Gulf"). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation ("Chevron"), Elf Acquitane, Inc. ("Elf"), and their assignees.

     The indenture pursuant to which Marine was created (the "Indenture"), provides that the corporate trustee is to distribute all cash in Marine, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of September, December, March and June of each fiscal year.

     The Indenture also provides that the term of the royalty trust created thereby will expire on June 1, 2001 unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. See "Unitholder Voting Matters."

     Marine's wholly-owned subsidiary, Marine Petroleum Corporation ("MPC"), holds title to interests in properties subject to Marine's interests that are situated offshore of Louisiana. Ninety-eight percent of all oil, gas, and other mineral royalties collected by this subsidiary are paid to Marine. MPC, like Marine, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.

     Marine's only industry segment or purpose is the administration and collection of royalties.

     Royalties. Marine's rights are generally referred to as overriding royalty interests in the oil and gas industry, and are sometimes referred to herein as such. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from the overriding royalties are paid to Marine either (i) on the basis of the selling price of oil, gas and other minerals produced, saved and sold, or (ii) at the wellhead price determined by industry standards, when the selling price does not reflect the wellhead price.

     The contracts creating these interests were entered into between predecessors of Marine and Gulf, and relate to two different types of interests. One type of interest is an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, gas, or other minerals produced and sold. Marine's overriding royalty interest applies only to existing leases and does not apply to new leases. The second interest is Marine's 32.6% equity interest in Tidelands Royalty Trust "B" ("Tidelands"), a separate Texas trust, which owns similar interests in any oil, gas, or other mineral lease acquired by Gulf and/or its transferees and assignees in a 1,370,000-acre area (divided into 60 tracts) of the Gulf of Mexico during a 50-year period ending April 30, 2001. Tidelands' interest in each tract consists of (i) a production payment, which reverts to an overriding royalty, on oil and gas and (ii) an overriding royalty on other minerals. The production payment is payable out of approximately 12.5% of the value of oil and gas produced and sold from leases on a subject tract until Tidelands has earned $1,500,000 on such tract. The production payment then reverts to an overriding royalty interest equal to approximately 4.17% of the value at the well of oil and gas sold from the tract. Tidelands' overriding royalty interest on minerals other than oil and gas is payable at the rate of 4.17% of the value of such minerals sold from the property. Marine, through its ownership of units of beneficial interest in Tidelands, derives a 32.6% interest in the production payments and overriding royalties of Tidelands.

     Presently, the leases subject to Marine's interests cover 301,105 gross acres (including Tidelands' interest in 36,485 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and gas reserves are produced. They may also be abandoned by the working interest owner due to failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination if the working interest owner fails to fully develop a lease once it is acquired.

     For the year ended June 30, 1996, approximately 43% of Marine's production payment and royalty revenues were attributable to the sale of oil and approximately 56% were attributable to the sale of natural gas. The production payments and royalty revenues received by Marine in respect of natural gas production are affected by seasonal fluctuations in demand for natural gas. Royalty revenue received by Marine from Chevron and from Pennzoil Exploration and Production Company ("Pennzoil") accounted in the aggregate for approximately 88%, 83% and 80% of Marine's royalty revenue for the years ended June 30, 1996, 1995 and 1994, respectively. In addition, Marine's revenue from its equity interest in Tidelands accounted for approximately 12%, 15% and 36% of Marine's revenue for the years ended June 30, 1996, 1995 and 1994, respectively. Tidelands has reported that royalty revenues from Chevron and Pennzoil accounted for a substantial portion of Tidelands' royalty revenue for the years ended December 31, 1995 and 1994.

     Marine derives no revenues from foreign sources and has no export sales.

     Trust Functions. Marine is administered by officers and employees of its Trustee, NationsBank of Texas, N.A. MPC employs one individual (its vice president, secretary, treasurer and as a director) to perform certain management, financial and administrative services for Marine. Except for this individual, all officers and directors of MPC serve without compensation. See "Management and Principal Unitholders."

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

     Since Marine does not have access to this reserve information, Marine is unable to compute the standardized measure of discounted future net cash flows therefrom.

     Marine did not file any reports during the fiscal year ended June 30, 1996 with any federal authority or agency with respect to oil and gas reserves.

     Production. Information regarding the net quantities of oil and gas produced with respect to Marine's interests (including its equity in Tidelands) for each of the last three fiscal years as well as the average sales price per unit of oil and gas produced, upon which payments to Marine are based, is set forth in the following table:

                                                                YEAR ENDED JUNE 30,
                                                         ----------------------------------
                                                           1996        1995         1994
                                                         --------    ---------    ---------
    Quantity
      Oil (in barrels ("bbls"))........................    79,536       59,740       56,712
      Gas (in thousand cubic feet ("mcf")).............   876,055      761,247    1,110,972
    Average Price
      Oil (per bbl.)...................................    $17.76       $16.36       $14.90
      Gas (per mcf)....................................     $2.08        $1.58        $2.14

     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding crude oil sales prices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     Productive Wells. Based on the latest information available to Marine and including its equity interest in Tidelands, there were approximately 311 wells subject to Marine's interests actually producing at some time in calendar 1995, some of which contained multiple completions. During calendar 1995, approximately 143 wells produced oil and approximately 168 wells produced gas. Most of the oil wells also produced associated gas and most of the gas wells produced condensate, which is economically the equivalent of oil. See "Difficulty in Obtaining Certain Data" below.

     Drilling Activity. Information concerning wells drilled and completed in which Marine had an interest (including its equity interest in Tidelands) for each of its last three fiscal years is set forth below:

                                WELLS COMPLETED

                                                                       YEAR ENDED JUNE 30,
                                                                      ----------------------
                                                                      1996     1995     1994
                                                                      ----     ----     ----
    Development
      Oil...........................................................    2        3        8
      Gas...........................................................    5        9       24
      Suspended*....................................................   18       14        0
      Dry...........................................................    3        3        4
                                                                       --       --       --
           Totals...................................................   28       29       36
                                                                       ==       ==       ==

- ---------------

* "Suspended" wells are completed wells the classification of which had not been reported at the relevant date.

     Information regarding net wells or acres is not included since Marine does not own any working interests.

     Lease Acreage. Marine has an overriding royalty interest (including by virtue of its equity interest in Tidelands) in 79 different oil and gas leases covering 301,105 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage has been classified according to its current stage of development and is presented in the following table:

                                                             ACREAGE CLASSIFICATION
                                                   ------------------------------------------
    LEASES GRANTED BY:                             PRODUCING  DEVELOPMENTAL(1)  EXPLORATORY(2)
                                                   --------   ---------------   -------------
    United States................................  287,344           0              8,231
    State of Texas...............................      640           0                  0
    State of Louisiana...........................    4,890           0                  0
                                                                     -
                                                   -------                          -----
                                                   292,874           0              8,231
                                                   =======           =              =====

- ---------------

(1) By definition, "Developmental Acreage" may be expected to produce royalty income at some point in the future.

(2) Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. No commercial production has been established on the acreage classified above by Marine under the column heading "Exploratory." By definition, this acreage includes undrilled wildcat acreage as well as some possible discoveries which are awaiting further testing. The 8,231 acres are located on leases that have commercial production, but the production is not on Marine's overriding royalty area within those leases.

The overriding royalty interest owned by Marine is a fractional interest out of total oil and gas sold, and is free and clear of all operating costs. The actual percentage interest in a lease attributable to Marine's interest varies from lease to lease. The acreage weighted average percentage interest attributable to Marine's interest in all of these leases is .58%.

     Present Activities. Published reports indicate that 6 wells are being drilled on tracts in which Marine has an interest. Marine understands that drilling on 4 of these wells has been completed, but Marine has no information regarding the prospects of future production from these wells. Marine also understands from published reports that plans are being made to begin drilling on one additional well.

     The U.S. Department of the Interior conducted a lease sale for the Gulf of Mexico in April 1996. Chevron did not bid on any tracts included in this sale that are located in the 1,370,000 acre area subject to the Tidelands contract (in which Marine has a 32.6% equity interest.)

     Difficulty in Obtaining Certain Data. Marine's only activities are the collection and distribution of revenues from overriding royalties on certain oil and gas leases in the Gulf of Mexico, pursuant to purchase agreements between Marine's predecessors and Gulf and its transferees. The leasehold working interests which are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and gas exploration and production companies. Certain information as to reserves, availability of oil and gas, average production cost (lifting cost) per unit, undeveloped acreage, net wells and net acres, etc., with respect to the particular leases subject to Marine's interests lies solely within the knowledge of these concerns. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds and Marine believes that it will not be provided access to such information. Because of this, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 of Regulation S-K and Securities Exchange Act of 1934 Industry Guide 2.

                                 LEGAL MATTERS

     Neither Marine nor MPC, nor any of their respective properties (exclusive of properties owned by Chevron and subject to the Marine and Tidelands license agreements), is a party to or subject to any material pending litigation as of the date hereof.

                           UNITHOLDER VOTING MATTERS

     No matter was submitted by Marine during the year ended June 30, 1996 to a vote of unitholders, whether through the solicitation of proxies or otherwise.

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

                                   FINANCIAL

                        MARKET AND INVESTOR INFORMATION

     The units of beneficial interest in Marine are traded in the over-the-counter market, and are quoted on the NASDAQ system under the symbol MARPS. Distributions of cash are made to unitholders quarterly. The following table presents the range of high and low bid and asked prices by quarter for the past two years as reported by the National Quotation Bureau, Incorporated. The per unit amount of cash distributed to unitholders for each of these quarters is also presented in the table.

                                                  BID                  ASKED
                                           -----------------     -----------------   DISTRIBUTIONS
          QUARTER ENDING                    HIGH       LOW        HIGH       LOW      PER UNIT
                                           ------     ------     ------     ------   -----------
    September 30, 1994...................  $14.00     $13.00     $15.50     $14.25      $.337
    December 31, 1994....................   14.00      12.25      15.00      13.50       .288
    March 31, 1995.......................   12.25      11.50      13.75      12.75       .260
    June 30, 1995........................   11.50      11.25      12.75      12.75       .258
    September 30, 1995...................   11.50      10.50      12.75      11.75       .274
    December 31, 1995....................   10.25      10.25      11.75      11.00       .290
    March 31, 1996.......................   10.50      10.00      11.75      11.25       .307
    June 30, 1996........................   10.50      10.00      11.75      11.25       .402

     These over-the-counter market quotations only represent interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On July 30, 1996, these outstanding units were held of record by 878 unitholders.

                            SELECTED FINANCIAL DATA

                                                          (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                                        -------------------------------------------
                                                         1996     1995     1994     1993     1992
                                                        -------  -------  -------  -------  -------
STATEMENT OF INCOME AND UNDISTRIBUTED INCOME SELECTED
  DATA
  Income:
     Oil and gas royalties............................  $ 2,842  $ 1,857  $ 2,044  $ 1,864  $ 1,719
     Equity in Tidelands..............................      385      320    1,156      627      231
     Interest.........................................       92       83       51       61      105
                                                        -------  -------  -------  -------  -------
                                                        $ 3,319  $ 2,260  $ 3,251  $ 2,552  $ 2,055
                                                        -------  -------  -------  -------  -------
  Expenses:
     Taxes other than income..........................  $     0  $     0  $     1  $     1  $     2
     General and administrative.......................      121      118      106      135      152
     Federal income taxes.............................       12        6        3        1        5
                                                        -------  -------  -------  -------  -------
                                                        $   133  $   124  $   110  $   137  $   159
                                                        -------  -------  -------  -------  -------
     Net income.......................................  $ 3,186  $ 2,136  $ 3,141  $ 2,415  $ 1,896
                                                        =======  =======  =======  =======  =======
     Distributions....................................  $ 2,548  $ 2,287  $ 3,329  $ 2,308  $ 2,048
                                                        =======  =======  =======  =======  =======
  Per Unit (2,000,000 outstanding)
     Net income.......................................  $  1.59  $  1.07  $  1.57  $  1.21  $   .95
                                                        =======  =======  =======  =======  =======
     Distributions....................................  $  1.27  $  1.14  $  1.66  $  1.15  $  1.02
                                                        =======  =======  =======  =======  =======
BALANCE SHEET SELECTED DATA
  Total assets........................................  $ 2,979  $ 2,338  $ 2,489  $ 2,669  $ 2,559
                                                        =======  =======  =======  =======  =======
  Trust equity........................................  $ 2,070  $ 1,432  $ 1,583  $ 1,771  $ 1,663
                                                        =======  =======  =======  =======  =======

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

     Marine's Indenture (and the charter and by-laws of MPC) expressly prohibits the operation of any kind of trade or business. Marine's oil and gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow Marine to be treated as a grantor trust; thus all income and deductions, for tax purposes, should flow through to each individual unitholder. Marine is not a taxable entity.

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

     Summary Review. Marine's net income for the year ended June 30, 1996 amounted to $3,185,852 ($1.59 per unit) as compared to $2,135,661 ($1.07 per unit) in the previous year. This 49% increase is due to increased production and increased prices for both oil and gas. During the past 3 years the working interest owners have drilled and completed 83 new wells on leases in which Marine has an interest and these new wells are largely responsible for the increased production. Income from Marine's equity interest in Tidelands amounted to $384,753 in the current fiscal year and in the previous year it was $320,082. Income from Tidelands contributed 12% of Marine's net income for the current year. There were no wells drilled on leases in which Tidelands has an interest during the past year. However, a well is presently drilling on Galveston Block
303. Tidelands has a 4.17% overriding royalty interest in the lease.

     During the current year the working interest owners on leases in which Marine has an interest have commenced the drilling or redrilling of 28 wells, 7 of which were classified as either oil or gas wells, 18 of which were not classified (but appeared to be capable of producing either oil or gas) and 3 of which were not successful.

     The posted price for oil delivered onshore in South Louisiana, in July, 1995 was approximately $16.60 per bbl, and in June 1996 the price had increased to approximately $19.30 per bbl. Marine's volume weighted average prices at the wellhead for the years ended June 30, 1996 and 1995 were $17.76 and $16.36 per bbl, respectively.

     In July 1995 the spot market price for gas was $1.48 per mcf and was $2.40 per mcf in June 1996. Marine's weighted average prices at the wellhead for fiscal 1996 and fiscal 1995 were $2.08 and $1.58 per mcf, respectively.

     The following table shows the royalty income, the net quantities sold, and the average price received for oil and gas during the past three years (including Marine's equity interest in Tidelands):

                                                                FOR YEARS ENDED JUNE 30
                                                         --------------------------------------
                                                            1996          1995          1994
                                                         ----------    ----------    ----------
Income from
  Oil royalties........................................  $1,412,750    $  977,246    $  844,987
  Gas royalties........................................   1,819,807     1,199,192     2,382,897
                                                         ----------    ----------    ----------
          Totals.......................................  $3,232,557    $2,176,438    $3,227,884
                                                         ----------    ----------    ----------
Net quantities sold
  Oil (bbls)...........................................      79,536        59,740        56,712
  Gas (mcf)............................................     876,055       761,247     1,110,972
Average price
  Oil..................................................      $17.76        $16.36        $14.90
  Gas..................................................        2.08          1.58          2.14

     Marine's revenues are derived from the oil and gas production activities of unrelated parties. Marine's revenues and distributions fluctuate from period to period based upon factors beyond Marine's control, including without limitation the number of leases bid on and obtained by parties subject to Marine's interests, the number of productive wells drilled on leases subject to Marine's interests, the level of production over time from such wells and the prices at which the oil and gas from such wells is sold. Marine believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to Marine's interests; and the discontinuation by parties subject to Marine's interests of their efforts to obtain leases in the Royalty Area.

     Oil and Gas Royalties -- 1996 and 1995: During fiscal 1996, Marine received approximately 43% of its royalty income from the sale of oil and 56% from the sale of natural gas. Income from such oil and gas royalties in fiscal 1996 increased approximately 49% from fiscal 1995.

     Oil royalties, exclusive of Marine's interest in Tidelands, during fiscal 1996 ($1,375,880) were 45% more than oil royalties received in fiscal 1995 ($946,009), due to an increase in the quantity of oil sold and an increase in the average price received for oil sold.

     Natural gas royalties, exclusive of Marine's interest in Tidelands, during fiscal 1996 ($1,465,669) were 61% higher than natural gas royalties received in fiscal 1995 ($910,496). The increase was due to an increase in the quantity of natural gas sold and an increase in the price received.

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

     Interest Income. Marine's interest income increased 11% during fiscal 1996 to $92,275 from the $82,927 earned in fiscal 1995, due primarily to higher interest rates. Marine's interest income increased 63% during fiscal 1995 to $82,927 from the $50,780 earned in fiscal 1994, also due primarily to higher interest rates.

     Equity in Tidelands. Marine owns beneficially 32.6% of the outstanding units of beneficial interest in Tidelands. In fiscal 1996, Marine realized income of $384,753 from its interest in Tidelands, an increase of 20% from the $320,082 earned in fiscal 1995. See "-- Summary Review" above.

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

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, are presented on pages 11 through 18 hereof.

                                                                                    PAGE
                                                                                    ----
    Independent Auditors' Report...................................................  10
    Financial Statements:
      Consolidated Balance Sheets as of June 30, 1995 and 1994.....................  11
      Consolidated Statements of Income and Undistributed Income
         for the Three Years Ended June 30, 1995...................................  12
      Consolidated Statements of Cash Flows for
         the Three Years Ended June 30, 1995.......................................  13
      Notes to Consolidated Financial Statements...................................  14

     See also "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K for further information concerning the financial statements of Marine and its subsidiaries.

     All schedules have been omitted for the reason that they are either not required, not applicable or the required information is included in the financial statements and notes thereto.

                               ACCOUNTING MATTERS

     During fiscal 1996 and 1995, there have been no disagreements between Marine and its independent auditors on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

     Marine is a trust created under the laws of the State of Texas. Marine's Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, NationsBank of Texas, N.A., serves as Trustee.

     R. Ray Bell may be considered a significant employee of Marine. Mr. Bell has been involved in the administration of Marine since its inception. He was the chief financial officer of Marine's predecessor and is a certified public accountant. Mr. Bell, 69 years old, is a graduate of Midwestern State University of Wichita Falls, Texas with a Bachelor of Science degree in business administration and economics. Since July 1, 1977, he has served as vice president and director of MPC, and will continue to serve in such capacities until the next meeting of directors and shareholders, respectively, of MPC or until his successors are elected and qualified.

                            MANAGEMENT COMPENSATION

     During the fiscal year ended June 30, 1996, Marine paid or accrued fees of $11,432 to NationsBank of Texas, N.A., as Trustee. These fees were paid in accordance with the terms of the Trust Indenture, as amended, governing Marine.

                             PRINCIPAL UNITHOLDERS

     The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of June 30, 1996:

                                                AMOUNT AND NATURE
                                                       OF
                                                   BENEFICIAL         PERCENT
   TITLE OF CLASS         NAME AND ADDRESS          OWNERSHIP         OF CLASS
- --------------------    --------------------    -----------------     --------
Units of Beneficial     L. C. Paslay             286,469 units,         14.32%
  Interest              1020 S. Ocean Blvd.      owned
                        Manalapan, FL 33462      of record
                                                 and
                                                 beneficially*

- ---------------

* Does not include 27,225 units held in trust in the name of L. C. Paslay, as Co-Trustee with NationsBank of Texas, N.A., for the benefit of Patricia L. Martin, daughter of Mr. Paslay.

     There are no executive officers or directors of Marine. NationsBank of Texas, N.A. does not beneficially own any units of beneficial interest.

                                 MISCELLANEOUS

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements -- see "Financial Statements and Supplementary Data" above.

     The consolidated financial statements, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, as contained in the Form 10-K of Tidelands Royalty Trust "B" for its fiscal year ended December 31, 1995 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.

     (b) Reports on Form 8-K -- No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 30, 1996.

     (c) Exhibits:

          (3)       -- Indenture, as amended, of Marine, filed as Exhibit 3 to the Annual
                       Report on Form 10-K of Marine Petroleum Trust for the fiscal year ended
                       June 30, 1994, filed with the Securities and Exchange Commission and incorporated by reference herein.
          (4)       -- Form of Certificate evidencing Unit(s) of Beneficial Interest, filed as Exhibit 4 to the Annual Report on Form 10-K of Marine Petroleum Trust
                       for the fiscal year ended June 30, 1994, filed with the Securities and
                       Exchange Commission and incorporated by reference herein.
          (21)      -- Subsidiaries of Marine.
          (27)      -- Financial Data Schedule.

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Marine Petroleum Trust:

     We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary as of June 30, 1996 and 1995 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Dallas, Texas
September 4, 1996

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995

                                     ASSETS

                                                                       1996             1995
                                                                    ----------       ----------
Current assets:
  Cash and cash equivalents.......................................  $2,020,695       $1,661,312
  Oil and gas royalties receivable................................     587,925          387,460
  Receivables from affiliate (note 2).............................     102,726           88,771
                                                                    ----------       ----------
          Total current assets....................................   2,711,346        2,137,543
                                                                    ----------       ----------
Investment in affiliate (note 2)..................................     266,482          199,226
Office equipment, at cost less accumulated depreciation
  of $18,716 in 1996 and $18,015 in 1995..........................         971            1,672
Producing oil and gas properties..................................           7                7
                                                                    ----------       ----------
                                                                    $2,978,806       $2,338,448
                                                                    ==========       ==========
                                 LIABILITIES AND TRUST EQUITY
Current liabilities:
  Accounts payable (note 3).......................................  $  895,724       $  895,724
  Employment tax payable..........................................       2,459            3,836
  Income taxes payable............................................      10,670            7,018
                                                                    ----------       ----------
     Total current liabilities....................................     908,853          906,578
Trust equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value............           8                8
  Undistributed income............................................   2,069,945        1,431,862
                                                                    ----------       ----------
          Total trust equity......................................   2,069,953        1,431,870
                                                                    ----------       ----------
                                                                    $2,978,806       $2,338,448
                                                                    ==========       ==========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                        THREE YEARS ENDED JUNE 30, 1996

                                                            1996           1995           1994
                                                         ----------     ----------     ----------
Income:
  Oil and gas royalties................................  $2,841,549     $1,856,505     $2,043,907
  Equity in earnings of affiliate (note 2).............     384,753        320,082      1,155,840
  Interest income......................................      92,275         82,927         50,780
                                                         ----------     ----------     ----------
                                                          3,318,577      2,259,514      3,250,527
                                                         ----------     ----------     ----------
Expenses:
  Taxes other than income..............................         276            326            381
  General and administrative...........................     120,549        117,771        105,677
                                                         ----------     ----------     ----------
                                                            120,825        118,097        106,058
                                                         ----------     ----------     ----------
          Income before federal income taxes...........   3,197,752      2,141,417      3,144,469
Federal income taxes of subsidiary.....................      11,900          5,756          2,957
                                                         ----------     ----------     ----------
          Net income...................................   3,185,852      2,135,661      3,141,512
Undistributed income at beginning of year..............   1,431,862      1,583,247      1,770,521
                                                         ----------     ----------     ----------
                                                          4,617,714      3,718,908      4,912,033
Distributions to unitholders...........................   2,547,769      2,287,046      3,328,786
                                                         ----------     ----------     ----------
Undistributed income at end of year....................  $2,069,945     $1,431,862     $1,583,247
                                                         ==========     ==========     ==========
Net income per unit....................................  $     1.59     $     1.07     $     1.57
                                                         ==========     ==========     ==========
Distributions per unit.................................  $     1.27     $     1.14     $     1.66
                                                         ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE YEARS ENDED JUNE 30, 1996

                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Cash flows from operating activities:
  Net income........................................  $ 3,185,852     $ 2,135,661     $ 3,141,512
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation...................................          701             771           1,158
     Equity in undistributed earnings of
       affiliate....................................      (67,256)             --              --
     Change in assets and liabilities:
       Oil and gas royalties receivable.............     (200,465)       (102,893)        (55,469)
       Receivables from affiliate...................      (13,955)         34,855         179,076
       Employment tax payable.......................       (1,377)          1,377            (610)
       Income taxes payable.........................        3,652            (994)         10,140
                                                      -----------     -----------     -----------
            Net cash provided by operating
               activities...........................    2,907,152       2,068,777       3,275,807
Cash flows provided by investing activities --
  distributions received in excess of earnings of
     affiliate......................................           --          54,074          21,097
Cash flows used in financing
  activities -- distributions to unitholders........   (2,547,769)     (2,287,046)     (3,328,786)
                                                      -----------     -----------     -----------
Net increase (decrease) in cash and cash
  equivalents.......................................      359,383        (164,195)        (31,882)
Cash and cash equivalents at beginning of year......    1,661,312       1,825,507       1,857,389
                                                      -----------     -----------     -----------
Cash and cash equivalents at end of year............  $ 2,020,695     $ 1,661,312     $ 1,825,507
                                                      ===========     ===========     ===========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE YEARS ENDED JUNE 30, 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) General

     The Marine Petroleum Trust ("Trust") was established on June 1, 1956 with the transfer of property to the Trust consisting of certain contract rights, units of beneficial interest and common stock in exchange for units of beneficial interest in the Trust. The contract rights entitled the Trust to receive a .0075 overriding royalty interest in oil, gas and other mineral leasehold interests acquired by Gulf Oil Corporation, now Chevron U.S.A., Inc. ("Chevron"), a subsidiary of Chevron Corporation, in certain areas of the Gulf of Mexico prior to January 1, 1980. Substantially all royalty revenue is received from Chevron.

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

     The Trust is to continue until June 1, 2001, or until such later date as holders of the units owning a majority of the outstanding units may designate, but in any event, not more than 20 years from such designation. Alternatively, instead of so extending the term of the Trust, the holders of the units owning a majority of the outstanding units may direct the Trustee to create one or more corporations to receive and hold the trust estate, or any portion thereof, unless the Trustee shall have received written objection from any unitholder within 20 days from the date of mailing to the unitholders of the first notice of the proposed consent. However, the unitholders owning eighty percent (80%) of the outstanding units may terminate the trust on any date.

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

  (d) Undistributed Income

     The Trust indenture agreement provides that all cash of the Trust, less such amounts as become distributable at earlier record dates but not yet distributed, and less a maximum of $2,000, shall be distributed on the 28th day of March, June, September and December of each year to unitholders in the Trust. Undistributed income includes $632,092 and $567,594 applicable to the subsidiary corporation at June 30, 1996 and 1995, respectively.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1996

  (e) Federal Income Taxes

     No provision has been made for Federal income taxes on the Trust's income since such taxes are the liability of the unitholders. Federal income taxes have been provided on the income of the subsidiary corporation, excluding the 98% net profits interest to be distributed to the Trust and deducting statutory depletion.

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

     The Trust and its wholly-owned subsidiary had cash equivalents of $2,020,695 and $1,661,312 at June 30, 1996 and 1995, respectively, which consisted of money market accounts and money market mutual funds. For purposes of the statements of cash flows, the Trust considers all investments with maturities of three months or less to be cash equivalents.

  (g) Statements of Cash Flows

     The Trust's wholly-owned subsidiary made Federal income tax payments of $8,248, $6,750, and $2,817 during the years ended June 30, 1996, 1995 and 1994, respectively.

  (h) Fair Value of Financial Instruments

     The Trust and its wholly owned subsidiary define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, oil and gas royalties receivable, receivables from affiliates, accounts payable, and taxes payable approximate fair value because of the short maturity of those instruments.

  (i) Use of Estimates

     Management of the Trust and its wholly-owned subsidiary has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) INVESTMENT IN AND RECEIVABLES FROM AFFILIATE -- TIDELANDS ROYALTY TRUST "B"

     At June 30, 1996 and 1995, the Trust owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust "B" ("Tidelands"). The 452,366 units owned by the Trust had a quoted market value of $2,714,196, and $3,336,199 at June 30, 1996 and 1995, respectively.

     The Trust and Tidelands share certain common costs which are allocated based on their respective net revenues.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1996

     The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 1996 and 1995:

                                                                     1996          1995
                                                                   ---------     ---------
    Balance at beginning of year.................................. $ 199,226     $ 253,300
    Equity in earnings of affiliate...............................   384,753       320,082
    Distribution of earnings......................................  (317,497)     (374,156)
                                                                   ---------     ---------
    Balance at end of year........................................ $ 266,482     $ 199,226
                                                                   =========     =========

     At June 30, 1996 and 1995, receivables from affiliate includes $93,072 and $80,488, respectively, of income distributable to the Trust as a Tidelands unitholder.

     The following summary financial statements have been compiled from the unaudited consolidated financial statements of Tidelands.

                                 BALANCE SHEETS

                                     ASSETS

                                                                           JUNE 30
                                                                  --------------------------
                                                                     1996           1995
                                                                  -----------    -----------
    Cash and cash equivalents.................................... $ 1,819,636    $ 1,699,677
    Oil and gas royalties receivable.............................     231,137        109,145
    Other........................................................       6,478          2,128
                                                                  -----------    -----------
                                                                  $ 2,057,251    $ 1,810,950
                                                                  ===========    ===========

                          LIABILITIES AND TRUST EQUITY

    Liabilities (including $294,384 and $255,574 payable to
      unitholders
      in 1996 and 1995, respectively)............................ $ 1,279,111    $ 1,238,932
    Corpus.......................................................           2              2
    Undistributed income.........................................     778,138        572,016
                                                                  -----------    -----------
                                                                  $ 2,057,251    $ 1,810,950
                                                                  ===========    ===========

                              STATEMENTS OF INCOME

                                                                YEAR ENDED JUNE 30
                                                     ----------------------------------------
                                                        1996           1995          1994
                                                     -----------    ----------    -----------
    Income.......................................... $ 1,273,021    $1,053,843    $ 3,669,611
    Expenses........................................      76,262        88,917        123,945
                                                     -----------    ----------    -----------
         Income before Federal income taxes.........   1,196,759       964,926      3,545,666
    Federal income taxes of Tidelands' subsidiary...      17,600        12,377          3,328
                                                     -----------    ----------    -----------
         Net income................................. $ 1,179,159    $  952,549    $ 3,542,338
                                                     ===========    ==========    ===========

     Tidelands is a registrant with the Securities and Exchange Commission and has filed a Form 10-K as of December 31, 1995.

(3) OVERPAID ROYALTIES

     Marine and Chevron entered into agreements, effective October 31, 1988, that determine the values to be used in calculating payments to Marine for sales of gas from leases identified in the agreements, beginning November 1, 1987 and ending October 31, 1989. Royalty payments were made based on values higher than

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1996

those set forth in the agreements, and Marine has recognized a potential liability to cover the estimated amount that Chevron may be entitled to recover from future payments.

(4) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for 1996 and 1995 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.

                                                                                         NET
                                                                                       INCOME
                                                OIL AND GAS                  NET         PER
                                                 ROYALTIES    EXPENSES     INCOME       UNIT
                                                -----------   --------    ---------    -------
    Quarter ended:
      September 30, 1995....................... $   535,806    20,636       629,913       .32
      December 31, 1995........................     543,819    36,870       623,334       .31
      March 31, 1996...........................     845,030    31,081       924,907       .46
      June 30, 1996............................     916,894    32,238     1,007,698       .50
                                                -----------   -------     ---------      ----
                                                $ 2,841,549   120,825     3,185,852      1.59
                                                ===========   =======     =========      ====
    Quarter ended:
      September 30, 1994....................... $   454,565    17,439       602,101       .30
      December 31, 1994........................     393,232    30,931       421,988       .21
      March 31, 1995...........................     498,069    38,567       561,269       .28
      June 30, 1995............................     510,639    31,160       550,303       .28
                                                -----------   -------     ---------      ----
                                                $ 1,856,505   118,097     2,135,661      1.07
                                                ===========   =======     =========      ====

(5) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

     Oil and gas reserve information relating to the Trust's and Tidelands' royalty interests is not presented because such information is not available to the Trust or Tidelands. The Trust's share of oil and gas produced for its royalty interests and the Trust's equity in oil and gas produced for Tidelands' royalty interests were as follows:

                                                                1996       1995       1994
                                                              --------   --------   --------
    Trust:
      Oil (barrels)..........................................   76,689     57,425     54,064
                                                               =======    =======    =======
      Gas (mcf)..............................................  700,209    594,152    587,025
                                                               =======    =======    =======
    Tidelands:
      Oil (barrels)..........................................    2,847      2,315      2,648
                                                               =======    =======    =======
      Gas (mcf)..............................................  175,846    167,095    523,947
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

                                            MARINE PETROLEUM TRUST
                                              (Registrant)

                                            By: NATIONSBANK OF TEXAS, N.A.
                                              in its capacity as trustee of
                                              Marine Petroleum Trust and not
                                              in its individual capacity or
                                              otherwise

                                            By:    /s/  PATRICIA COX
                                               --------------------------------
                                                        Patricia Cox
                                                       Vice President

Date: September 26, 1996

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

                                            NATIONSBANK OF TEXAS, N.A.
                                              in its capacity as trustee of
                                              Marine Petroleum Trust and not
                                              in its individual capacity or
                                              otherwise

                                            By:    /s/  PATRICIA COX
                                               ---------------------------------
                                                        Patricia Cox
                                                       Vice President

Date: September 26, 1996

                                                    /s/  R. RAY BELL
                                               ---------------------------------
                                                         R. Ray Bell
                                               (Acting Chief Accounting Officer)

Date: September 26, 1996

                                 EXHIBIT INDEX

 EXHIBIT
   NO.                                    DESCRIPTION
- ---------- -------------------------------------------------------------------------
    (21)   -- List of the subsidiaries of the Registrant.
    (27)   -- Financial Data Schedule.