Form 10-Q
period 1996-09-30
MARINE PETROLEUM TRUST
filed 1996-11-13
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
                                      OR
[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________ .
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

                             Yes   X       No _____

     Indicate number of units of beneficial interest outstanding as of the last practicable date.

         Title of Each Class of Units             Number of Units of Beneficial Interest
            of Beneficial Interest                          September 30, 1996
--------------------------------------------------------------------------------------------
         UNITS OF BENEFICIAL INTEREST                           2,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1996 AND JUNE 30, 1996
                                  (UNAUDITED)

                                     ASSETS

                                                                     SEPTEMBER 30,      JUNE 30,
                                                                         1996             1996
                                                                     -------------     ----------
Current Assets:
  Cash and cash equivalents........................................   $ 2,009,430      $2,020,695
  Oil and gas royalties receivable.................................       560,820         587,925
  Receivable from affiliate........................................        96,478         102,726
                                                                       ----------      ----------
          Total current assets.....................................     2,666,728       2,711,346
                                                                       ----------      ----------
Investment in affiliate............................................       247,133         266,482
Office equipment, at cost less accumulated depreciation............           797             971
Producing oil and gas properties...................................             7               7
                                                                       ----------      ----------
                                                                      $ 2,914,665      $2,978,806
                                                                       ==========      ==========
                           LIABILITIES AND TRUST EQUITY
Current Liabilities:
  Accounts payable.................................................   $   895,724      $  895,724
  Employment tax payable...........................................         1,464           2,459
  Income taxes payable.............................................        11,771          10,670
                                                                       ----------      ----------
          Total current liabilities................................       908,959         908,853
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial interest,
     issued 2,000,000 units at nominal value.......................             8               8
  Undistributed income.............................................     2,005,698       2,069,945
                                                                       ----------      ----------
          Total trust equity.......................................     2,005,706       2,069,953
                                                                       ----------      ----------
                                                                      $ 2,914,665      $2,978,806
                                                                       ==========      ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                             THREE MONTHS
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Income:
  Oil and gas royalties................................................  $861,011     $535,806
  Equity in earnings of affiliate......................................    71,412       91,322
  Interest income of subsidiary........................................    26,084       23,421
                                                                         --------     --------
                                                                         $958,507     $650,549
                                                                         --------     --------
Expenses:
  General and administrative...........................................    27,858       20,636
                                                                         --------     --------
  Income before Federal income taxes...................................   930,649      629,913
  Federal income taxes of subsidiary...................................     3,000           --
                                                                         --------     --------
          Net income...................................................  $927,649     $629,913
                                                                         ========     ========
Net income per unit....................................................  $    .46     $    .31
                                                                         ========     ========
Distributions per unit.................................................  $    .50     $    .27
                                                                         ========     ========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                         1996           1995
                                                                      ----------     ----------
Cash flows from operating activities:
  Net income........................................................  $  927,649     $  629,913
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation...................................................         174            175
     Changes in assets and liabilities:
       Royalties receivable.........................................      27,105        (15,162)
       Receivable from affiliate....................................       6,248         10,793
       Employment tax payable.......................................        (995)            --
       Federal income taxes payable.................................       1,101         (1,500)
                                                                      -----------    -----------
          Net cash provided by operating activities.................     961,282        624,219
                                                                      -----------    -----------
Cash flows provided by (used in) investing activities:
       Decrease (increase) in undistributed earnings of affiliate...      19,349        (20,569)
Cash flows from financing activities -- distributions to
  unitholders.......................................................    (991,896)      (548,353)
                                                                      -----------    -----------
          Net increase (decrease) in cash and cash equivalents......     (11,265)        55,297
                                                                      -----------    -----------
Cash and cash equivalents at beginning of period....................   2,020,695      1,661,312
                                                                      -----------    -----------
Cash and cash equivalents at end of period..........................  $2,009,430     $1,716,609
                                                                      ===========    ===========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report for the fiscal year ended June 30, 1996. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

UNDISTRIBUTED INCOME

     Undistributed income on September 30, 1996 includes $1,361,118 applicable to the Trust and $644,580 applicable to Marine Petroleum Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

GENERAL

     Net income amounted to $.46 per unit in the current quarter ended September 30, 1996. In the comparable period of 1995 net income was $.31 per unit. Net income increased in the current quarter, primarily due to an increase in oil production and an increase in the price of both oil and gas.

     Since June 30, 1996, the end of the Trust's last fiscal year, operators have drilled 5 new development wells and have re-entered and re-drilled 3 old wells. These operations resulted in 8 new oil or gas wells.

     The Trust's income from its equity interest in Tidelands Royalty Trust B (Tidelands) was $.036 per unit in the current quarter and for the comparable period last year it amounted to $.046 per unit. Tidelands experienced a 22% decline in its income from oil and gas royalties for the quarter ended September 30, 1996 due to a decline in production of both oil and natural gas.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1996

     Net income for the quarter ended September 30, 1996 amounted to $927,649, which was approximately 47% more than the $629,913 realized in the comparable period of 1995.

     The volume of oil sold increased approximately 27% over the comparable period last year, and the average price per barrel of oil increased $3.77 to $20.08 per bbl from $16.31 a year ago.

     Natural gas volumes sold decreased approximately 1% in the current period from the comparable period last year. Natural gas volumes amounted to 208,969 mcf this period and were 210,632 mcf for the comparable period last year. The average price increased $.67 to $2.24 per mcf, from $1.57 a year ago.

     The Trust's equity in the income of Tidelands decreased approximately 22% in the current period over the comparable period last year. See "-- General."

     The quantities of oil and gas sold and the average prices for oil and gas (including the equity in Tidelands) for the three month periods ended September 30, 1996 and 1995 are presented in the following table:

                                                                        1996        1995
                                                                       -------     -------
    OIL
      Barrels sold...................................................   23,102      18,193
      Average price..................................................   $20.08      $16.31
    NATURAL GAS
      mcf sold.......................................................  208,969     210,632
      Average price..................................................    $2.24       $1.57

PART II. OTHER INFORMATION

     There were no events reportable under Part II of the Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST

                                            NationsBank of Texas, N.A., Trustee

November 12, 1996                           By:     /s/  PATRICIA COX
                                               --------------------------------
                                                        Patricia Cox
                                                       Vice President

November 12, 1996                                   /s/  R. RAY BELL
                                            -----------------------------------
                                                        R. Ray Bell
                                                Principal Accounting Officer

                               INDEX TO EXHIBITS

   EXHIBIT NUMBER                                  DESCRIPTION
---------------------------------------------------------------------------------------------
         27          -- Financial Data Schedule