Form 10-Q
period 1996-12-31
MARINE PETROLEUM TRUST
filed 1997-02-10
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes   X       No _____

     Indicate number of units of beneficial interest outstanding as of the last practicable date.

         Title of Each Class of Units              Number of Units of Beneficial Interest
            of Beneficial Interest                           December 31, 1996
         ----------------------------              --------------------------------------
         UNITS OF BENEFICIAL INTEREST                            2,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1996 AND JUNE 30, 1996
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,     JUNE 30,
                                                                  1996           1996
                                                              ------------    ----------
Current Assets:
  Cash and cash equivalents.................................   $2,015,995     $2,020,695
  Oil and gas royalties receivable..........................      724,515        587,925
  Receivable from affiliate.................................       79,415        102,726
                                                               ----------     ----------
          Total current assets..............................    2,819,925      2,711,346
                                                               ----------     ----------
Investment in affiliate.....................................      252,377        266,482
Office equipment, at cost less accumulated depreciation.....          622            971
Producing oil and gas properties............................            7              7
                                                               ----------     ----------
                                                               $3,072,931     $2,978,806
                                                               ==========     ==========

                       LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable..........................................   $  895,724     $  895,724
  Employment tax payable....................................        2,135          2,459
  Income taxes payable......................................       12,370         10,670
                                                               ----------     ----------
          Total current liabilities.........................      910,229        908,853
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest,
     issued 2,000,000 units at nominal value................            8              8
  Undistributed income......................................    2,162,694      2,069,945
                                                               ----------     ----------
          Total trust equity................................    2,162,702      2,069,953
                                                               ----------     ----------
                                                               $3,072,931     $2,978,806
                                                               ==========     ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                  THREE MONTHS                SIX MONTHS
                                             ----------------------    ------------------------
                                                1996         1995         1996          1995
                                             ----------    --------    ----------    ----------
Income:
  Oil and gas royalties....................  $1,085,760    $543,819    $1,946,771    $1,079,625
  Equity in earnings of affiliate..........      79,284      92,915       150,696       184,237
  Interest income of subsidiary............      22,794      23,470        48,878        46,891
                                             ----------    --------    ----------    ----------
                                             $1,187,838    $660,204     2,146,345    $1,310,753
                                             ----------    --------    ----------    ----------
Expenses:
  General and administrative...............      47,881      36,870        75,739        57,506
                                             ----------    --------    ----------    ----------
  Income before Federal income taxes.......   1,139,957     623,334     2,070,606     1,253,247
  Federal income taxes of subsidiary.......       2,500          --         5,500            --
                                             ----------    --------    ----------    ----------
  Net income...............................  $1,137,457    $623,334    $2,065,106    $1,253,247
                                             ==========    ========    ==========    ==========
Net income per unit........................  $      .57    $    .31    $     1.03    $      .63
                                             ==========    ========    ==========    ==========
Distributions per unit.....................  $      .49    $    .29    $      .99    $      .56
                                             ==========    ========    ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                 1996           1995
                                                              -----------    -----------
Cash flows from operating activities:
  Net income................................................  $ 2,065,106    $ 1,253,247
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................          349            350
     Changes in assets and liabilities:
       Royalties receivable.................................     (136,590)       (29,921)
       Receivable from affiliate............................       23,311          6,269
       Employment tax payable...............................         (324)        (2,459)
       Federal income taxes payable.........................        1,700         (3,000)
                                                              -----------    -----------
          Net cash provided by operating activities.........    1,953,552      1,224,486
                                                              -----------    -----------
Cash flows provided by (used in) investing activities:
       Decrease (increase) in undistributed earnings of
        affiliate...........................................       14,105        (37,867)
Cash flows from financing activities -- distributions to
  unitholders...............................................   (1,972,357)    (1,128,790)
                                                              -----------    -----------
          Net increase (decrease) in cash and cash
             equivalents....................................       (4,700)        57,829
                                                              -----------    -----------
Cash and cash equivalents at beginning of period............    2,020,695      1,661,312
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 2,015,995    $ 1,719,141
                                                              ===========    ===========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary are condensed, and should be read in conjunction with the annual report for the fiscal year ended June 30, 1996. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

UNDISTRIBUTED INCOME

     Undistributed income on December 31, 1996 includes $1,499,506 applicable to the Trust and $663,188 applicable to Marine Petroleum Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

GENERAL

     Net income amounted to $.57 per unit in the current quarter ended December 31, 1996. In the comparable period of 1995 net income was $.31 per unit. Net income increased in the current quarter, primarily due to an increase in oil and gas production and an increase in the price of both oil and gas.

     Since June 30, 1996, the end of the Trust's last fiscal year, operators have drilled 6 new development wells and have re-entered and re-drilled 4 old wells. These operations resulted in 9 new oil or gas wells.

     The Trust's income from its equity interest in Tidelands Royalty Trust B (Tidelands) was $.04 per unit in the current quarter and for the comparable period last year it amounted to $.046 per unit. Tidelands experienced a 12% decline in its income from oil and gas royalties for the quarter ended December 31, 1996 due to a decline in production of both oil and natural gas.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 1996

     Net income for the quarter ended December 31, 1996 amounted to $1,137,457, which was approximately 82% more than the $623,334 realized in the comparable period of 1995.

     The volume of oil sold increased approximately 8% over the comparable period last year, and the average price per barrel of oil (based on actual receipts) increased $12.67 to $28.98 per bbl from $16.31 a year ago.

     Natural gas volumes sold increased approximately 15% in the current period from the comparable period last year. Natural gas volumes amounted to 248,056 mcf this period and were 216,529 mcf for the comparable period last year. The average price increased $.71 to $2.42 per mcf, from $1.71 a year ago.

     The Trust's equity in the income of Tidelands decreased approximately 15% in the current period over the comparable period last year. See "-- General."

     The quantities of oil and gas sold and the average prices for oil and gas (including the equity in Tidelands) for the three month periods ended December 31, 1996 and 1995 are presented in the following table:

                                                               1996       1995
                                                              -------    -------
OIL
  Barrels sold..............................................   19,584     18,193
  Average price.............................................   $28.98     $16.31

NATURAL GAS
  mcf sold..................................................  248,056    216,529
  Average price.............................................    $2.42      $1.71

RESULTS OF OPERATIONS -- SIX MONTHS ENDED DECEMBER 31, 1996

     Net income for the six months ended December 31, 1996 amounted to $2,065,106, which was approximately 65% more than the $1,253,247 realized in the comparable period of 1995.

     The volume of oil sold in the current six-month period increased approximately 23% over the comparable period in 1995, and there was an approximately 49% increase in the average price received. The volume of natural gas sold in the current period increased approximately 7% over the comparable period in 1995 and the average price received for natural gas increased to $2.33 per mcf from the $1.64 received during the 1995 period.

     Income from the equity interest in Tidelands decreased approximately 18% in the current six months as compared to the comparable period in 1995. Income from this source in the six months ended December 31, 1995 amounted to $184,237, but decreased to $150,696 in the current six months. See "-- General."

     The quantities of oil and gas sold and the average prices for oil and gas (including the equity in Tidelands) for the six-month periods ended December 31, 1996 and 1995 are presented in the following table:

                                                               1996      1995
                                                              ------    ------
OIL
  Barrels sold..............................................  42,685    34,725
  Average price.............................................  $24.17    $16.22

NATURAL GAS
  mcf sold..................................................  457,024   427,161
  Average price.............................................   $2.33     $1.64

PART II. OTHER INFORMATION

     There were no events reportable under Part II of the Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST

                                            NationsBank of Texas, N.A., Trustee

February 10, 1997                           By:       /s/  PAT COX
                                                  Pat Cox, Vice President

February 10, 1997                                   /s/  R. RAY BELL
                                             R. Ray Bell, Principal Accounting
                                                          Officer

                                 EXHIBIT INDEX

                                                                            SEQUENTIAL
  EXHIBIT                                                                      PAGE
   NUMBER                        EXHIBIT DESCRIPTION                          NUMBER
  -------                        -------------------                       ------------
     27                       -- Financial Data Schedule