Form 10-Q
period 1997-03-31
MARINE PETROLEUM TRUST
filed 1997-05-14
CIK 62362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes   X     No  _____

     Indicate number of units of beneficial interest outstanding as of the last practicable date.

         TITLE OF EACH CLASS OF UNITS              NUMBER OF UNITS OF BENEFICIAL INTEREST
            OF BENEFICIAL INTEREST                             MARCH 31, 1997
         ----------------------------              --------------------------------------
         Units of Beneficial Interest                            2,000,000

================================================================================

PART I. FINANCIAL INFORMATION

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)

                                     ASSETS

                                                               MARCH 31      JUNE 30,
                                                                 1997          1996
                                                              ----------    ----------
Current Assets:
  Cash and cash equivalents.................................  $2,255,294    $2,020,695
  Oil and gas royalties receivable..........................     383,381       587,925
  Receivable from affiliate.................................      81,973       102,726
                                                              ----------    ----------
          Total current assets..............................   2,720,648     2,711,346
                                                              ----------    ----------
Investment in affiliate.....................................     259,917       266,482
Office equipment, at cost less accumulated depreciation.....         447           971
Producing oil and gas properties............................           7             7
                                                              ----------    ----------
                                                              $2,981,019    $2,978,806
                                                              ==========    ==========

                      LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable..........................................  $  895,724    $  895,724
  Employment tax payable....................................                     2,459
  Income taxes payable......................................       8,358        10,670
                                                              ----------    ----------
          Total current liabilities.........................     904,082       908,853
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......           8             8
  Undistributed income......................................   2,076,929     2,069,945
                                                              ----------    ----------
          Total trust equity................................   2,076,937     2,069,953
                                                              ----------    ----------
                                                              $2,981,019    $2,978,806
                                                              ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                              THREE MONTHS              NINE MONTHS
                                          --------------------    ------------------------
                                            1997        1996         1997          1996
                                          --------    --------    ----------    ----------
Income:
  Oil and gas royalties.................  $882,772    $845,030    $2,829,543    $1,924,655
  Equity in earnings of affiliate.......    82,690      93,537       233,386       277,774
  Interest income of subsidiary.........    24,898      22,921        73,776        69,812
                                          --------    --------    ----------    ----------
                                          $990,360    $961,488    $3,136,705    $2,272,241
                                          --------    --------    ----------    ----------
Expenses:
  General and administrative............    36,520      31,081       112,259        88,587
                                          --------    --------    ----------    ----------
  Income before Federal income taxes....   953,840     930,407     3,024,446     2,183,654
Federal income taxes of subsidiary......      (200)      5,500         5,300         5,500
                                          --------    --------    ----------    ----------
          Net Income....................  $954,040    $924,907    $3,019,146    $2,178,154
                                          ========    ========    ==========    ==========
Net income per unit.....................     $0.48       $0.46         $1.51         $1.09
                                          ========    ========    ==========    ==========
Distributions per unit..................     $0.52       $0.31         $1.51         $0.87
                                          ========    ========    ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                 1997           1996
                                                              -----------    -----------
Cash flows from operating activities:
  Net income................................................  $ 3,019,146    $ 2,178,154
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................          524            525
     Change in assets and liabilities:
       Decrease (increase) in royalties receivable..........      204,544       (198,555)
       Receivable from affiliate............................       20,753          8,357
     Employment tax payable.................................       (2,459)        (3,836)
     Federal income tax payable.............................       (2,312)         1,052
                                                              -----------    -----------
          Net cash provided by operating activities.........    3,240,196      1,985,697
                                                              -----------    -----------
Cash flows provided by (used in) investing activities:
       Decrease (increase) in undistributed earnings of
        affiliate...........................................        6,565        (56,332)
Cash flows from financing activities -- distributions to
  unitholders...............................................   (3,012,162)    (1,742,901)
                                                              -----------    -----------
          Net increase (decrease) in cash and cash
             equivalents....................................      234,599        186,464
                                                              -----------    -----------
Cash and cash equivalents at beginning of period............    2,020,695      1,661,312
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 2,255,294    $ 1,847,776
                                                              ===========    ===========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary are condensed and should be read in conjunction with the annual report for the fiscal year ended June 30, 1996. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

UNDISTRIBUTED INCOME

     Undistributed income on March 31, 1997 includes $1,410,725 applicable to the Trust and $666,204 applicable to Marine Petroleum Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

GENERAL

     Net income amounted to $.48 per unit in the current quarter ended March 31, 1997. In the comparable period of 1996 net income was $.46 per unit. Net income increased during the current quarter primarily due to an increase in production of gas, which offset lower gas prices.

     Oil sales during the current quarter averaged approximately 134 barrels per day as compared to approximately 217 barrels per day in the comparable period a year ago, representing a 38% decrease. Management of the Trust does not have adequate information to determine the reason for this decrease in oil production from the level of production in the year-ago quarter. Management cannot, therefore, predict whether oil production will increase from, stabilize at or fall below current production levels.

     Although general market prices for oil increased in the current quarter, the Trust's income from oil reflects a lower oil price due to an adjustment made in the current quarter to offset overpayments made to the Trust in the quarter ended December 31, 1996. See "Results of Operations -- Three Months Ended March 31, 1997."

     Since June 30, 1996, the end of the Trust's last fiscal year, operators have drilled 19 development wells, of which 16 were successful. Three wells were either dry or abandoned due to drilling problems. Two wells currently are in the drilling stage and there are 2 permits for wells to be drilled in the future. When drilling is completed, operators in the Gulf of Mexico generally do not identify the well as an oil or gas well but instead report only that operations have been suspended. Management of the Trust believes that most of the 16 successful wells mentioned above will be gas wells.

     The Trust's income from its equity in Tidelands Royalty Trust B (Tidelands) declined in the quarter ended March 31, 1997. Tidelands' revenue is primarily from gas sales, which fell during the periods reported.

     Burlington Resources drilled two successful gas wells on Galveston Block 303 and has started a third well. Tidelands holds a 4.17% overriding royalty interest in the block and the Trust holds a 32.6% equity interest in Tidelands. These new wells are not expected to affect the Trust's distributions before the second half of the calendar year.

     The Trust's revenues are derived from the oil and gas production of unrelated parties. The Trust's revenues and distributions fluctuate from period to period based upon factors beyond the Trust's control, including without limitation the number of productive wells drilled and maintained on leases subject to the Trust's interest, the level of production over time from such wells and the prices at which the oil and gas from such wells is sold. The Trust believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage to production facilities, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to the Trust's interests; and the discontinuation by parties subject to the contract dated April 30, 1951 between Tideland's predecessors and Gulf Oil Corporation of their efforts to obtain leases in the area that is subject to Tidelands' interests.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1997

     Net income for the quarter ended March 31, 1997 amounted to $954,040, which was approximately 3% more than the $924,907 realized in the comparable period of 1996.

     Chevron overpaid the royalty due for oil sales in the quarter ended December 31, 1996 and deducted a like amount from oil royalties paid in the current quarter. Oil and gas prices in the tables included in the Trust's quarterly and annual reports are calculated by dividing the actual revenue by the corresponding volumes for the period. Without giving effect to the deduction taken by Chevron in the current quarter, the average price received for oil in the current quarter would have been $21.69 per barrel, which would have been an increase of 27% over the price received in the comparable quarter in 1996. The volume of oil sold decreased approximately 38% over the comparable period last year. See "General."

     Natural gas volumes sold increased approximately 41% in the current period from the comparable period last year. Natural gas volumes amounted to 301,518 mcf this period and were 213,718 mcf for the comparable period last year. The average price decreased $.21 to $2.64 per mcf from $2.85 a year ago.

     The Trust's income from its equity interest in Tidelands decreased approximately 12% in the current period over the comparable period last year. See "General."

     The quantities of oil and gas sold and the average prices (based on actual receipts) for oil and gas (including the equity in Tidelands) for the three month periods ended March 31, 1997 and 1996 are presented in the following table:

                                                                1997        1996
                                                              --------    --------
OIL
  Barrels sold..............................................    12,046      19,509
  Average price.............................................    $13.61(1)   $17.03
NATURAL GAS
  Mcf sold..................................................   301,518     213,718
  Average price.............................................     $2.64       $2.85

---------------

(1) The average price per barrel of oil for the current quarter reported in this table reflects a reduction in revenue actually received in the current quarter, which reduction was made to offset overpayments to the Trust during the quarter ended December 31, 1996. If such offset had not occurred, then the price reported in this table for the current quarter would have been $21.69 per barrel.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED MARCH 31, 1997

     Net income for the nine months ended March 31, 1997 amounted to $3,019,146 which was approximately 39% more than the $2,178,154 realized in the comparable period of 1996.

     The volume of oil sold in the current nine-month period increased approximately 1% over the comparable period in 1996, and there was an approximately 32% increase in the average price received. The volume of natural gas sold in the current period increased approximately 18% over the comparable period in 1996 and the average price received for natural gas increased to $2.45 per mcf from the $2.04 received during the 1996 period.

     Income from the equity interest in Tidelands decreased approximately 16% in the current nine months as compared to the comparable period in 1996. Income from this source in the nine months ended March 31, 1996 amounted to $277,774, but decreased to $233,386 in the current nine months. See "General."

     The quantities of oil and gas sold and the average prices for oil and gas (including the equity in Tidelands) for the nine month periods ended March 31, 1997 and 1996 are presented in the following table:

                                                               1997       1996
                                                              -------    -------
OIL
  Barrels sold..............................................   54,732     54,244
  Average price.............................................   $21.84     $16.51

NATURAL GAS
  Mcf sold..................................................  758,543    640,878
  Average price.............................................    $2.45      $2.04

PART II. OTHER INFORMATION

     There were no events reportable under Part II of the Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST

                                            NationsBank of Texas, N.A., Trustee

May 12, 1997                                By:          /s/ PAT COX
                                              ----------------------------------
                                                  Pat Cox, Vice President

May 12, 1997                                         /s/ R. RAY BELL
                                            ------------------------------------
                                             R. Ray Bell, Principal Accounting
                                                          Officer

                                 EXHIBIT INDEX


Exhibit                 Description
-------                 -----------
27                 Financial Data Schedule
