Form 10-K405
period 1997-06-30
MARINE PETROLEUM TRUST
filed 1997-09-26
CIK 62362

================================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]   FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                   OR
[ ]   FOR THE TRANSITION PERIOD FROM                   TO                      .
                                     -----------------    ---------------------
COMMISSION FILE NO. 0-8565

                             MARINE PETROLEUM TRUST
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        75-6008017
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Units of Beneficial Interest held by non-affiliates of the registrant at September 5, 1997: $33,304,544.

     Number of Units of Beneficial Interest outstanding as of the close of the period covered by this report: June 30, 1996 -- 2,000,000 Units.

                      Documents Incorporated by Reference:

                                      NONE

================================================================================

                             CROSS-REFERENCE SHEET

     This Form 10-K for the year ended June 30, 1997 of Marine Petroleum Trust is not organized by conventional item numbers and headings contemplated by SEC rules and forms. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

                         FORM 10-K                                           HEADINGS
                        ITEM NUMBERS                                          HEREIN
                        ------------                                         --------
PART I......................................................  General
  Item  1.  Business........................................  The Trust; Properties
  Item  2.  Properties......................................  Properties
  Item  3.  Legal Proceedings...............................  Legal Matters
  Item  4.  Submission of Matters to a Vote of Security
              Holders.......................................  Unitholder Voting Matters
PART II.....................................................  Financial
  Item  5.  Market for Registrant's Common Equity and
              Related Stockholder Matters...................  Market and Investor Information
  Item  6.  Selected Financial Data.........................  Selected Financial Data
  Item  7.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations....................................  Management's Discussion and Analysis of
                                                                Financial Condition and Results of
                                                                Operations
  Item  8.  Financial Statements and Supplementary Data.....  Financial Statements and Supplementary
                                                                Data
  Item  9.  Disagreements on Accounting and Financial
              Disclosure....................................  Accounting Matters
PART III....................................................  Management and Principal Unitholders
  Item 10.  Directors and Executive Officers of the
              Registrant....................................  Administrators
  Item 11.  Management Remuneration.........................  Administrators; Management Compensation
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management................................  Principal Unitholders
  Item 13.  Certain Relationships and Related
              Transactions..................................  Administrators; Management Compensation
PART IV.....................................................  Miscellaneous
  Item 14.  Exhibits, Financial Statement Schedules and
              Reports on Form 8-K...........................  Exhibits, Financial Statement Schedules
                                                                and Reports on Form 8-K

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

     Presently, the leases subject to Marine's interests cover 297,436 gross acres (including Tidelands' interest in 36,485 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and gas reserves are produced. They may also be abandoned by the working interest owner due to failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination if the working interest owner fails to fully develop a lease once it is acquired.

     For the year ended June 30, 1997, approximately 40% of Marine's production payment and royalty revenues were attributable to the sale of oil and approximately 60% were attributable to the sale of natural gas. The production payments and royalty revenues received by Marine in respect of natural gas production are affected by seasonal fluctuations in demand for natural gas. Royalty revenue received by Marine from Chevron and from Pennzoil Exploration and Production Company ("Pennzoil") accounted in the aggregate for approximately 81%, 88% and 83% of Marine's royalty revenue for the years ended June 30, 1997, 1996 and 1995, respectively. In addition, Marine's revenue from its equity interest in Tidelands accounted for approximately 8%, 12% and 15% of Marine's revenue for the years ended June 30, 1997, 1996 and 1995, respectively. Tidelands has reported that royalty revenues from Chevron and Pennzoil accounted for a substantial portion of Tidelands' royalty revenue for the years ended December 31, 1996, 1995 and 1994.

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

     Marine did not file any reports during the fiscal year ended June 30, 1997 with any federal authority or agency with respect to oil and gas reserves.

     Production. Information regarding the net quantities of oil and gas produced with respect to Marine's interests (including its equity in Tidelands) for each of the last three fiscal years as well as the average sales price per unit of oil and gas produced, upon which payments to Marine are based, is set forth in the following table:

                                                           YEAR ENDED JUNE 30,
                                                     -------------------------------
                                                      1997       1996        1995
                                                     ------    --------    ---------
Quantity
  Oil (in barrels ("bbls"))........................  74,556      79,536       59,740
  Gas (in thousand cubic feet ("mcf"))............. 997,454     876,055      761,247
Average Price
  Oil (per bbl.)...................................  $21.31      $17.76       $16.36
  Gas (per mcf)....................................   $2.39       $2.08        $1.58

     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding crude oil sales prices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     Productive Wells. Based on the latest information available to Marine and including its equity interest in Tidelands, there were approximately 299 wells subject to Marine's interests actually producing at some time in calendar 1996, some of which contained multiple completions. During calendar 1996, approximately 144 wells produced oil and approximately 155 wells produced gas. Most of the oil wells also produced associated gas and most of the gas wells produced condensate, which is economically the equivalent of oil. See "Difficulty in Obtaining Certain Data" below.

     Drilling Activity. Information concerning wells drilled and completed in which Marine had an interest (including its equity interest in Tidelands) for each of its last three fiscal years is set forth below:

                                WELLS COMPLETED

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                              1997    1996    1995
                                                              ----    ----    ----
Development
  Oil.......................................................    1       2       3
  Gas.......................................................    6       5       9
  Suspended*................................................   18      18      14
  Dry.......................................................    4       3       3
                                                               --      --      --
       Totals...............................................   29      28      29
                                                               ==      ==      ==

---------------

* "Suspended" wells are completed wells the classification of which had not been reported at the relevant date.

     Information regarding net wells or acres is not included since Marine does not own any working interests.

     Lease Acreage. Marine has an overriding royalty interest (including by virtue of its equity interest in Tidelands) in 79 different oil and gas leases covering 297,436 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage has been classified according to its current stage of development and is presented in the following table:

                                                            ACREAGE CLASSIFICATION
                                                 ---------------------------------------------
              LEASES GRANTED BY:                 PRODUCING   DEVELOPMENTAL(1)   EXPLORATORY(2)
              ------------------                 ---------   ----------------   --------------
United States..................................   283,675            0              8,231
State of Texas.................................       640            0                  0
State of Louisiana.............................     4,890            0                  0
                                                  -------           --              -----
                                                  289,205            0              8,231
                                                  =======           ==              =====

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

The overriding royalty interest owned by Marine is a fractional interest out of total oil and gas sold, and is free and clear of all operating costs. The actual percentage interest in a lease attributable to Marine's interest varies from lease to lease. The acreage weighted average percentage interest attributable to Marine's interest in all of these leases is .5869%.

     Present Activities. Published reports indicate that 10 wells are being drilled on tracts in which Marine has an interest. Marine understands that drilling on 5 of these wells has been completed, but Marine has no information regarding the prospects of future production from these wells. Marine also understands from published reports that plans are being made to begin drilling on 2 additional wells.

     The U.S. Department of the Interior conducted a lease sale for the Gulf of Mexico in April and August, 1997. Chevron did not bid on any tracts included in this sale that are located in the 1,370,000 acre area subject to the Tidelands contract (in which Marine has a 32.6% equity interest.)

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

                           UNITHOLDER VOTING MATTERS

     No matter was submitted by Marine during the year ended June 30, 1997 to a vote of unitholders, whether through the solicitation of proxies or otherwise.

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

                                           BID                ASKED
                                     ----------------    ----------------    DISTRIBUTIONS
          QUARTER ENDING              HIGH      LOW       HIGH      LOW        PER UNIT
          --------------             ------    ------    ------    ------    -------------
September 30, 1995.................   11.50     10.50     12.75     11.75         .274
December 31, 1995..................   10.25     10.25     11.75     11.00         .290
March 31, 1996.....................   10.50     10.00     11.75     11.25         .307
June 30, 1996......................   10.50     10.00     11.75     11.25         .402
September 30, 1996.................   12.75     10.00     14.25     11.50         .496
December 31, 1996..................   14.75     12.75     16.00     14.25         .490
March 31, 1997.....................   16.00     14.75     17.50     16.00         .520
June 30, 1997......................   16.00     13.75     17.25     15.25         .464

     These over-the-counter market quotations only represent interdealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On August 29, 1997, these outstanding units were held of record by 818 unitholders.

                            SELECTED FINANCIAL DATA

                                                    (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                                ----------------------------------------------
                                                 1997      1996      1995      1994      1993
                                                ------    ------    ------    ------    ------
STATEMENT OF INCOME AND UNDISTRIBUTED INCOME
  SELECTED DATA
  Income:
     Oil and gas royalties....................  $3,645    $2,842    $1,857    $2,044    $1,864
     Equity in Tidelands......................     319       385       320     1,156       627
     Interest.................................     101        92        83        51        61
                                                ------    ------    ------    ------    ------
                                                $4,065    $3,319    $2,260    $3,251    $2,552
                                                ------    ------    ------    ------    ------
  Expenses:
     Taxes other than income..................  $    0    $    0    $    0    $    1    $    1
     General and administrative...............     143       121       118       106       135
     Federal income taxes.....................       8        12         6         3         1
                                                ------    ------    ------    ------    ------
                                                $  151    $  133    $  124    $  110    $  137
                                                ------    ------    ------    ------    ------
     Net income...............................  $3,914    $3,186    $2,136    $3,141    $2,415
                                                ======    ======    ======    ======    ======
     Distributions............................  $3,939    $2,548    $2,287    $3,329    $2,308
                                                ======    ======    ======    ======    ======
  Per Unit (2,000,000 outstanding)
     Net income...............................  $ 1.96    $ 1.59    $ 1.07    $ 1.57    $ 1.21
                                                ======    ======    ======    ======    ======
     Distributions............................  $ 1.97    $ 1.27    $ 1.14    $ 1.66    $ 1.15
                                                ======    ======    ======    ======    ======
BALANCE SHEET SELECTED DATA
  Total assets................................  $2,945    $2,979    $2,338    $2,489    $2,669
                                                ======    ======    ======    ======    ======
  Trust equity................................  $2,045    $2,070    $1,432    $1,583    $1,771
                                                ======    ======    ======    ======    ======

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

     Summary Review. Marine's net income for the year ended June 30, 1997 amounted to $3,914,197 ($1.96 per unit) as compared to $3,185,852 ($1.59 per unit) in the previous year. This 23% increase is due to increased gas production and increased prices for both oil and gas. During the past 5 years the working interest owners have drilled and completed 114 new wells on leases in which Marine has an interest and these new wells are largely responsible for the increased production. Most (93% or 106) of the wells drilled in the past five years were located on leases in the Louisiana offshore area. Approximately 95% of Marine's income for the year ended June 30, 1997 is from wells located offshore Louisiana.

     An analysis of well production records for calendar 1996 (for wells on leases in which Marine has an interest) shows that 28% of gas production and 19% of oil production for that year was from wells completed in 1996. The analysis also shows that 65% of gas production and 79% of oil production for 1996 was from wells completed during the past 5 years.

     Income from Marine's equity interest in Tidelands amounted to $319,251 in the current fiscal year and in the previous year it was $384,753. Income from Tidelands contributed 8% of Marine's net income for the current year.

     During the current year the working interest owners on leases in which Marine has an interest have commenced the drilling or redrilling of 29 wells, 7 of which were classified as either oil or gas wells, 18 of which were not classified (but appeared to be capable of producing either oil or gas) and 4 of which were not successful. Burlington Resources has drilled three new gas wells on Galveston Block 303. Tidelands has a 4.17% overriding royalty interest in these wells. As of June 30, 1997 only one of the wells was producing. Marine understands that the other two wells went on stream after June 30, 1997.

     The increases in revenue and net income this past year are primarily the result of increased prices for oil and gas. Natural gas prices increased $.31 per mcf and that increase combined with the 121,399 mcf increase in the quantity of natural gas sold contributed an additional $.28 per unit of beneficial interest to Marine's net income for the year. Likewise, the $3.55 per barrel increase in the price of oil, after the effect of the 4,980 barrel reduction in the quantity of oil sold, contributed to net income an additional $.09 per unit of beneficial interest.

     The production weighted average oil price rose dramatically during the second fiscal quarter reaching $28.98 per barrel but ended the year at the level started, $20.08. The production weighted average gas price remained fairly constant during the year, rising slightly during the second and third fiscal quarters.

     It is anticipated that oil prices will be down slightly during the quarter ending September 30, 1997. However, gas prices on the futures market and spot prices on the Louisiana Coast are showing strength and it is anticipated that such prices will be up slightly in the September 1997 quarter.

     The following table shows the royalty income, the net quantities sold, and the average price received for oil and gas during the past three years (including Marine's equity interest in Tidelands):

                                                         FOR YEARS ENDED JUNE 30
                                                   ------------------------------------
                                                      1997         1996         1995
                                                   ----------   ----------   ----------
Income from
  Oil royalties..................................  $1,588,476   $1,412,750   $  977,246
  Gas royalties..................................   2,379,437    1,819,807    1,199,192
                                                   ----------   ----------   ----------
          Totals.................................  $3,967,913   $3,232,557   $2,176,438
                                                   ----------   ----------   ----------
Net quantities sold
  Oil (bbls).....................................      74,556       79,536       59,740
  Gas (mcf)......................................     997,454      876,055      761,247
Average price
  Oil............................................      $21.31       $17.76       $16.36
  Gas............................................        2.39         2.08         1.58

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

     Oil and Gas Royalties -- 1996 and 1997: During fiscal 1997, Marine received, exclusive of its interest in Tidelands, 42% of its royalty income from the sale of oil and 58% from the sale of natural gas. Income from such oil and gas royalties in fiscal 1997 increased 28% from fiscal 1996.

     Oil royalties, exclusive of Marine's interest in Tidelands, during fiscal 1997 ($1,544,131) were 12% more than oil royalties received in fiscal 1996 ($1,375,880).

     Natural gas royalties, exclusive of Marine's interest in Tidelands, during fiscal 1997 ($2,100,873) were 43% more than natural gas royalties received in fiscal 1996 ($1,465,668).

     Interest Income -- 1996 and 1997. Marine's interest income increased 9% during fiscal 1997 to $100,705 from the $92,275 earned in fiscal 1996, due primarily to an increase in invested funds held for distribution.

     Equity in Tidelands -- 1996 and 1997. Marine owns beneficially 32.6% of the outstanding units of beneficial interest in Tidelands. In fiscal 1997, Marine realized income of $319,251 from its interest in Tidelands, a decrease of 17% from the $384,753 earned in fiscal 1996. See "-- Summary Review" above.

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

     Oil and Gas Royalties -- 1995 and 1996: During fiscal 1996, Marine received approximately 43% of its royalty income from the sale of oil and 56% from the sale of natural gas. Income from such oil and gas royalties in fiscal 1996 increased approximately 49% from fiscal 1995.

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

     Interest Income -- 1995 and 1996. Marine's interest income during fiscal 1996 increased 11% to $92,275 from the $82,927 earned in fiscal 1995, due primarily to higher interest rates.

     Equity in Tidelands -- 1995 and 1996. Marine realized income of $384,753 during fiscal 1996 from its interest in Tidelands, an increase of 20% from the $320,082 earned in fiscal 1995.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, are presented on pages 11 through 18 hereof.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   11
Financial Statements:
  Consolidated Balance Sheets as of June 30, 1997 and
     1996...................................................   12
  Consolidated Statements of Income and Undistributed Income
     for the Three Years Ended June 30, 1997................   13
  Consolidated Statements of Cash Flows for
     the Three Years Ended June 30, 1997....................   14
  Notes to Consolidated Financial Statements................   15

     See also "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K for further information concerning the financial statements of Marine and its subsidiaries.

     All schedules have been omitted for the reason that they are either not required, not applicable or the required information is included in the financial statements and notes thereto.

                               ACCOUNTING MATTERS

     During fiscal 1997 and 1996, there have been no disagreements between Marine and its independent auditors on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

     Marine is a trust created under the laws of the State of Texas. Marine's Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, NationsBank of Texas, N.A., serves as Trustee.

     R. Ray Bell may be considered a significant employee of Marine. Mr. Bell has been involved in the administration of Marine since its inception. He was the chief financial officer of Marine's predecessor and is a certified public accountant. Mr. Bell, 70 years old, is a graduate of Midwestern State University of Wichita Falls, Texas with a Bachelor of Science degree in business administration and economics. Since July 1, 1977, he has served as vice president and director of MPC, and will continue to serve in such capacities until the next meeting of directors and shareholders, respectively, of MPC or until his successors are elected and qualified.

                            MANAGEMENT COMPENSATION

     During the fiscal year ended June 30, 1997, Marine paid or accrued fees of $14,126 to NationsBank of Texas, N.A., as Trustee. These fees were paid in accordance with the terms of the Trust Indenture, as amended, governing Marine.

                             PRINCIPAL UNITHOLDERS

     The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of June 30, 1997:

                                          AMOUNT AND NATURE OF   PERCENT
  TITLE OF CLASS      NAME AND ADDRESS    BENEFICIAL OWNERSHIP   OF CLASS
  --------------      ----------------    --------------------   --------
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

                                 MISCELLANEOUS

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements -- see "Financial Statements and Supplementary Data" above.

     The consolidated financial statements, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, as contained in the Form 10-K of Tidelands Royalty Trust "B" for its fiscal year ended December 31, 1996 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.

     (b) Reports on Form 8-K -- No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 30, 1997.

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

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Marine Petroleum Trust:

     We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary as of June 30, 1997 and 1996 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Dallas, Texas
August 22, 1997

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996

                                     ASSETS

                                                                 1997            1996
                                                              ----------      ----------
Current assets:
  Cash and cash equivalents.................................  $1,759,718      $2,020,695
  Oil and gas royalties receivable..........................     835,230         587,925
  Receivables from affiliate (note 2).......................      64,580         102,726
                                                              ----------      ----------
          Total current assets..............................   2,659,528       2,711,346
                                                              ----------      ----------
Investment in affiliate (note 2)............................     285,478         266,482
Office equipment, at cost less accumulated depreciation
  of $19,415 in 1997 and $18,716 in 1996....................         272             971
Producing oil and gas properties............................           7               7
                                                              ----------      ----------
                                                              $2,945,285      $2,978,806
                                                              ==========      ==========

                              LIABILITIES AND TRUST EQUITY

Current liabilities:
  Accounts payable (note 3).................................  $  895,724      $  895,724
  Employment tax payable....................................          --           2,459
  Income taxes payable......................................       4,758          10,670
                                                              ----------      ----------
     Total current liabilities..............................     900,482         908,853
                                                              ----------      ----------
Trust equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......           8               8
  Undistributed income......................................   2,044,795       2,069,945
                                                              ----------      ----------
          Total trust equity................................   2,044,803       2,069,953
                                                              ----------      ----------
                                                              $2,945,285      $2,978,806
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                        THREE YEARS ENDED JUNE 30, 1997

                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Income:
  Oil and gas royalties................................  $3,645,004    $2,841,549    $1,856,505
  Equity in earnings of affiliate (note 2).............     319,251       384,753       320,082
  Interest income......................................     100,705        92,275        82,927
                                                         ----------    ----------    ----------
                                                          4,064,960     3,318,577     2,259,514
                                                         ----------    ----------    ----------
Expenses:
  Taxes other than income..............................         282           276           326
  General and administrative...........................     142,781       120,549       117,771
                                                         ----------    ----------    ----------
                                                            143,063       120,825       118,097
                                                         ----------    ----------    ----------
          Income before federal income taxes...........   3,921,897     3,197,752     2,141,417
Federal income taxes of subsidiary.....................       7,700        11,900         5,756
                                                         ----------    ----------    ----------
          Net income...................................   3,914,197     3,185,852     2,135,661
Undistributed income at beginning of year..............   2,069,945     1,431,862     1,583,247
                                                         ----------    ----------    ----------
                                                          5,984,142     4,617,714     3,718,908
Distributions to unitholders...........................   3,939,347     2,547,769     2,287,046
                                                         ----------    ----------    ----------
Undistributed income at end of year....................  $2,044,795    $2,069,945    $1,431,862
                                                         ==========    ==========    ==========
Net income per unit....................................  $     1.96    $     1.59    $     1.07
                                                         ==========    ==========    ==========
Distributions per unit.................................  $     1.97    $     1.27    $     1.14
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE YEARS ENDED JUNE 30, 1997

                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net income........................................  $ 3,914,197    $ 3,185,852    $ 2,135,661
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation...................................          699            701            771
     Equity in undistributed earnings of
       affiliate....................................      (18,996)       (67,256)            --
     Change in assets and liabilities:
       Oil and gas royalties receivable.............     (247,305)      (200,465)      (102,893)
       Receivables from affiliate...................       38,146        (13,955)        34,855
       Employment tax payable.......................       (2,459)        (1,377)         1,377
       Income taxes payable.........................       (5,912)         3,652           (994)
                                                      -----------    -----------    -----------
            Net cash provided by operating
               activities...........................    3,678,370      2,907,152      2,068,777

Cash flows provided by investing activities --
  distributions received in excess of earnings of
     affiliate......................................           --             --         54,074

Cash flows used in financing
  activities -- distributions to unitholders........   (3,939,347)    (2,547,769)    (2,287,046)
                                                      -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents.......................................     (260,977)       359,383       (164,195)
Cash and cash equivalents at beginning of year......    2,020,695      1,661,312      1,825,507
                                                      -----------    -----------    -----------

Cash and cash equivalents at end of year............  $ 1,759,718    $ 2,020,695    $ 1,661,312
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE YEARS ENDED JUNE 30, 1997

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

  (d) Undistributed Income

     The Trust indenture agreement provides that all cash of the Trust, less such amounts as become distributable at earlier record dates but not yet distributed, and less a maximum of $2,000, shall be distributed on the 28th day of March, June, September and December of each year to unitholders in the Trust. Undistributed income includes $682,033 and $632,092 applicable to the subsidiary corporation at June 30, 1997 and 1996, respectively.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1997

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

     The Trust and its wholly-owned subsidiary had cash equivalents of $1,726,851 and $1,866,963 at June 30, 1997 and 1996, respectively, which consisted of money market accounts and money market mutual funds. For purposes of the statements of cash flows, the Trust considers all investments with maturities of three months or less to be cash equivalents.

  (g) Statements of Cash Flows

     The Trust's wholly-owned subsidiary made Federal income tax payments of $13,792, $8,248, and $6,750 during the years ended June 30, 1997, 1996 and 1995, respectively.

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

(2) INVESTMENT IN AND RECEIVABLES FROM AFFILIATE -- TIDELANDS ROYALTY TRUST "B"

     At June 30, 1997 and 1996, the Trust owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust "B" ("Tidelands"). The 452,366 units owned by the Trust had a quoted market value of $2,657,650, and $2,714,196 at June 30, 1997 and 1996, respectively.

     The Trust and Tidelands share certain common costs which are allocated based on their respective net revenues.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1997

     The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 1997 and 1996:

                                                                1997         1996
                                                              ---------    ---------
Balance at beginning of year................................  $ 266,482    $ 199,226
Equity in earnings of affiliate.............................    319,251      384,753
Distribution of earnings....................................   (300,255)    (317,497)
                                                              ---------    ---------
Balance at end of year......................................  $ 285,478    $ 266,482
                                                              =========    =========

     At June 30, 1997 and 1996, receivables from affiliate includes $57,321 and $93,072, respectively, of income distributable to the Trust as a Tidelands unitholder.

     The following summary financial statements have been compiled from the unaudited consolidated financial statements of Tidelands.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      JUNE 30
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
Cash and cash equivalents...................................  $1,716,781    $1,819,636
Oil and gas royalties receivable............................     282,748       231,137
Other.......................................................       3,980         6,478
                                                              ----------    ----------
                                                              $2,003,509    $2,057,251
                                                              ==========    ==========

                          LIABILITIES AND TRUST EQUITY

Liabilities (including $184,816 and $294,384 payable to
  unitholders in 1997 and 1996, respectively)...............  $1,167,149    $1,279,111
Corpus......................................................           2             2
Undistributed income........................................     836,358       778,138
                                                              ----------    ----------
                                                              $2,003,509    $2,057,251
                                                              ==========    ==========

                              STATEMENTS OF INCOME

                                                            YEAR ENDED JUNE 30
                                                  --------------------------------------
                                                     1997          1996          1995
                                                  ----------    ----------    ----------
Income..........................................  $1,065,247    $1,273,021    $1,053,843
Expenses........................................      70,531        76,262        88,917
                                                  ----------    ----------    ----------
     Income before Federal income taxes.........     994,716     1,196,759       964,926
Federal income taxes of Tidelands' subsidiary...      16,300        17,600        12,377
                                                  ----------    ----------    ----------
     Net income.................................  $  978,416    $1,179,159    $  952,549
                                                  ==========    ==========    ==========

     Tidelands is a registrant with the Securities and Exchange Commission and has filed a Form 10-K as of December 31, 1996.

(3) OVERPAID ROYALTIES

     The Trust and Chevron entered into agreements, effective October 31, 1988, that determine the values to be used in calculating payments to the Trust for sales of gas from leases identified in the agreements, beginning November 1, 1987 and ending October 31, 1989. Royalty payments were made based on values

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1997

higher than those set forth in the agreements, and the Trust has recognized a potential liability to cover the estimated amount that Chevron may be entitled to recover from future payments.

(4) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for 1997 and 1996 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.

                                                                                     NET
                                             OIL AND GAS                            INCOME
                                              ROYALTIES    EXPENSES   NET INCOME   PER UNIT
                                             -----------   --------   ----------   --------
Quarter ended:
  September 30, 1996.......................   $  861,011    27,858       927,649      .46
  December 31, 1996........................    1,085,760    47,881     1,137,457      .57
  March 31, 1997...........................      882,772    36,520       954,040      .48
  June 30, 1997............................      815,461    30,804       895,051      .45
                                              ----------   -------     ---------     ----
                                              $3,645,004   143,063     3,914,197     1.96
                                              ==========   =======     =========     ====
Quarter ended:
  September 30, 1995.......................   $  535,806    20,636       629,913      .32
  December 31, 1995........................      543,819    36,870       623,334      .31
  March 31, 1996...........................      845,030    31,081       924,907      .46
  June 30, 1996............................      916,894    32,238     1,007,698      .50
                                              ----------   -------     ---------     ----
                                              $2,841,549   120,825     3,185,852     1.59
                                              ==========   =======     =========     ====

(5) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

     Oil and gas reserve information relating to the Trust's and Tidelands' royalty interests is not presented because such information is not available to the Trust or Tidelands. The Trust's share of oil and gas produced for its royalty interests and the Trust's equity in oil and gas produced for Tidelands' royalty interests were as follows:

                                                            1997      1996      1995
                                                           -------   -------   -------
Trust:
  Oil (barrels)..........................................   71,776    76,689    57,425
                                                           =======   =======   =======
  Gas (mcf)..............................................  879,452   700,209   594,152
                                                           =======   =======   =======
Tidelands:
  Oil (barrels)..........................................    2,780     2,847     2,315
                                                           =======   =======   =======
  Gas (mcf)..............................................  118,002   175,846   167,095
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

                                            MARINE PETROLEUM TRUST
                                              (Registrant)

                                            By: NATIONSBANK OF TEXAS, N.A.
                                              in its capacity as trustee of
                                              Marine Petroleum Trust and not in
                                              its individual capacity or
                                              otherwise

                                            By:      /s/ PATRICIA COX
                                              ----------------------------------
                                                         Patricia Cox
                                                        Vice President

Date: September 25, 1997

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

                                            NATIONSBANK OF TEXAS, N.A.
                                              in its capacity as trustee of
                                              Marine Petroleum Trust and not in
                                              its individual capacity or
                                              otherwise

                                            By:      /s/ PATRICIA COX
                                              ----------------------------------
                                                         Patricia Cox
                                                        Vice President

Date: September 25, 1997

                                                     /s/ R. RAY BELL
                                            ------------------------------------
                                                        R. Ray Bell
                                             (Acting Chief Accounting Officer)

Date: September 25, 1997

                                 EXHIBIT INDEX

EXHIBIT NO.                                        DESCRIPTION
-----------                                        -----------
     (21)    -- List of the subsidiaries of the Registrant.
     (27)    -- Financial Data Schedule.