Form 10-Q
period 1997-09-30
MARINE PETROLEUM TRUST
filed 1997-11-13
CIK 62362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Title of Each Class of Units              Number of Units of Beneficial Interest
            of Beneficial Interest                           September 30, 1997
         ----------------------------              --------------------------------------
         UNITS OF BENEFICIAL INTEREST                            2,000,000

================================================================================

PART I. FINANCIAL INFORMATION

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1997 AND JUNE 30, 1997
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30,     JUNE 30,
                                                                  1997            1997
                                                              -------------    ----------
Current Assets:
  Cash and cash equivalents.................................   $1,799,157      $1,759,718
  Oil and gas royalties receivable..........................      567,720         835,230
  Receivable from affiliate.................................       51,844          64,580
                                                               ----------      ----------
          Total current assets..............................    2,418,722       2,659,528
                                                               ----------      ----------
Investment in affiliate.....................................      362,883         285,478
Office equipment, at cost less accumulated depreciation.....        1,761             272
Producing oil and gas properties............................            7               7
                                                               ----------      ----------
                                                               $2,783,372      $2,945,285
                                                               ==========      ==========

                              LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable..........................................   $  895,724      $  895,724
  Income taxes payable......................................        4,158           4,758
                                                               ----------      ----------
          Total current liabilities.........................      899,882         900,482
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest,
     issued 2,000,000 units at nominal value................            8               8
  Undistributed income......................................    1,883,482       2,044,795
                                                               ----------      ----------
          Total trust equity................................    1,883,490       2,044,803
                                                               ----------      ----------
                                                               $2,783,372      $2,945,285
                                                               ==========      ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Income:
  Oil and gas royalties.....................................  $608,210    $861,011
  Equity in earnings of affiliate...........................   116,947      71,412
  Interest income of subsidiary.............................    25,293      26,084
                                                              --------    --------
                                                              $750,450    $958,507
                                                              --------    --------
Expenses:
  General and administrative................................    35,705      27,858
                                                              --------    --------
  Income before Federal income taxes........................   714,745     930,649
  Federal income taxes of subsidiary........................     2,400       3,000
                                                              --------    --------
          Net income........................................  $712,345    $927,649
                                                              ========    ========
Net income per unit.........................................  $    .36    $    .46
                                                              ========    ========
Distributions per unit......................................  $    .44    $    .50
                                                              ========    ========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                 1997          1996
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  712,345    $  927,649
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................         731           174
     Changes in assets and liabilities:
       Royalties receivable.................................     267,509        27,105
       Receivable from affiliate............................      12,736         6,248
       Employment tax payable...............................                      (995)
       Federal income taxes payable.........................        (600)        1,101
                                                              ----------    ----------
          Net cash provided by operating activities.........     992,721       961,282
                                                              ----------    ----------
Cash flows provided by (used in) investing activities:
       Purchase of office equipment.........................      (2,219)
       Decrease (increase) in undistributed earnings of
        affiliate...........................................     (77,405)       19,349
Cash flows from financing activities -- distributions to
  unitholders...............................................    (873,658)     (991,896)
                                                              ----------    ----------
          Net increase (decrease) in cash and cash
            equivalents.....................................      39,439       (11,265)
                                                              ----------    ----------
Cash and cash equivalents at beginning of period............   1,759,718     2,020,695
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,799,157    $2,009,430
                                                              ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report for the fiscal year ended June 30, 1997. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

UNDISTRIBUTED INCOME

     Undistributed income on September 30, 1997 includes $1,187,461 applicable to the Trust and $696,022 applicable to Marine Petroleum Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

GENERAL

     Distributions to unitholders for the current quarter amounted to $.44 per unit, down $.02 from the $.46 distributed in the previous quarter ended June 30, 1997. Net income for the current quarter was $.36 per unit, down $.09 per unit from that realized in the previous quarter.

     Royalties from oil sales were down this quarter as compared to the June 1997 quarter. The quantity of oil sold decreased 7% and the average price decreased 12%. Royalties from gas sales also decreased. The quantity of gas sold decreased 18% and the average price remained about the same. Several factors are involved in these results. The demand for gas typically declines during the summer and some wells were shut in for a few days in July due to hurricane Danny. When a hurricane is forecasted to enter the Gulf of Mexico wells typically are shut in and personnel are evacuated. The natural decline of the capability of a well to produce also may affect the volume of product sold.

     Drilling operations continued at a brisk pace during the current quarter. Since June 30, 1997, 14 drilling operations were in process. Results to date have produced 3 wells that will produce oil or gas, 2 that were dry and abandoned, 7 that still are in process and 2 for which permits for future drilling were obtained. Most of the drilling is being conducted by Chevron in the Eugene Island and South Timbalier areas.

     Income from the Trust's 32.6% equity in Tidelands Royalty Trust B increased 36% in the current quarter over that of the June 30, 1997 quarter. In July two additional wells went on stream in the Galveston Block 303 Field. The additional income from these wells is largely responsible for the increase.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net income for the quarter ended September 30, 1997 amounted to $712,345, which was approximately 23% less than the $927,649 realized in the comparable period of 1996.

     The volume of oil sold decreased approximately 22% over the comparable period last year, and the average price per barrel of oil decreased $2.44 to $17.64 per bbl from $20.08 a year ago.

     Natural gas volumes sold decreased to 183,059 mcf in the current period from 208,969 mcf for the comparable period last year. The average price increased $.02 to $2.26 per mcf, from $2.24 a year ago.

     Income from oil royalties for the current quarter (exclusive of the equity in Tidelands) was $300,722 and income from gas royalties was $307,488. In the comparable period a year ago oil royalties amounted to $455,529 and income from gas royalties amounted to $405,482.

     Income from the equity interest in Tidelands increased approximately 64% to $116,947 in the current quarter and represents approximately 16% of the Trust's net income. In the comparable quarter a year ago income from this source amounted to $71,412 and was approximately 8% of the Trust's net income for that period. See "-- General."

     The quantities of oil and gas sold and the average prices for oil and gas (including the equity in Tidelands) for the three month periods ended September 30, 1997 and 1996 are presented in the following table:

                                                                1997       1996
                                                              --------    -------
OIL
  Barrels sold..............................................    17,919     23,102
  Average price.............................................  $  17.64    $ 20.08

NATURAL GAS
  mcf sold..................................................   183,059    208,969
  Average price.............................................  $   2.26    $  2.24

PART II. OTHER INFORMATION

     There were no events reportable under Part II of the Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST

                                            NationsBank of Texas, N.A., Trustee

November 13, 1997                           By:      /s/ PATRICIA COX

                                              ----------------------------------
                                                         Patricia Cox
                                                        Vice President

November 13, 1997                                    /s/ R. RAY BELL

                                            ------------------------------------
                                                Principal Accounting Officer

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
           27            -- Financial Data Schedule