Form 10-Q
period 1997-12-31
MARINE PETROLEUM TRUST
filed 1998-02-11
CIK 62362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Title of Each Class of Units              Number of Units of Beneficial Interest
            of Beneficial Interest                           December 31, 1997
         ----------------------------              --------------------------------------
         UNITS OF BENEFICIAL INTEREST                            2,000,000

================================================================================

PART I. FINANCIAL INFORMATION

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1997 AND JUNE 30, 1997
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31,      JUNE 30,
                                                                  1997            1997
                                                              -------------    ----------
Current Assets:
  Cash and cash equivalents.................................   $2,206,850      $1,759,718
  Oil and gas royalties receivable..........................      308,736         835,230
  Receivable from affiliate.................................      215,022          64,580
                                                               ----------      ----------
          Total current assets..............................    2,730,608       2,659,528
                                                               ----------      ----------
Investment in affiliate.....................................      290,730         285,478
Office equipment, at cost less accumulated depreciation.....        1,110             272
Producing oil and gas properties............................            7               7
                                                               ----------      ----------
                                                               $3,022,455      $2,945,285
                                                               ==========      ==========

                              LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable..........................................   $  895,724      $  895,724
  Income taxes payable......................................        4,458           4,758
                                                               ----------      ----------
          Total current liabilities.........................      900,182         900,482
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest,
     issued 2,000,000 units at nominal value................            8               8
  Undistributed income......................................    2,122,265       2,044,795
                                                               ----------      ----------
          Total trust equity................................    2,122,273       2,044,803
                                                               ----------      ----------
                                                               $3,022,455      $2,945,285
                                                               ==========      ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)

                                                  THREE MONTHS                SIX MONTHS
                                             ----------------------    ------------------------
                                               1997         1996          1997          1996
                                             --------    ----------    ----------    ----------
Income:
  Oil and gas royalties....................  $825,162    $1,085,760    $1,433,372    $1,946,771
  Equity in earnings of affiliate..........   133,285        79,284       250,232       150,696
  Interest income of subsidiary............    22,607        22,794        47,900        48,878
                                             --------    ----------    ----------    ----------
                                             $981,054    $1,187,838    $1,731,504    $2,146,345
                                             --------    ----------    ----------    ----------
Expenses:
  General and administrative...............    37,135        47,881        72,840        75,739
                                             --------    ----------    ----------    ----------
  Income before Federal income taxes.......   943,919     1,139,957     1,658,664     2,070,606
  Federal income taxes of subsidiary.......     3,300         2,500         5,700         5,500
                                             --------    ----------    ----------    ----------
          Net income.......................  $940,619    $1,137,457    $1,652,964    $2,065,106
                                             ========    ==========    ==========    ==========
Net income per unit........................  $   0.47    $     0.57    $     0.83    $     1.03
                                             ========    ==========    ==========    ==========
Distributions per unit.....................  $   0.35    $     0.49    $     0.79    $     0.99
                                             ========    ==========    ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                 1997           1996
                                                              -----------    -----------
Cash flows from operating activities:
  Net income................................................  $ 1,652,964    $ 2,065,106
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................        1,381            349
     Changes in assets and liabilities:
       Decrease (increase) in Royalties receivable..........      526,494       (136,590)
       Receivable from affiliate............................     (150,442)        23,311
       Employment tax payable...............................                        (324)
       Federal income taxes payable.........................         (300)         1,700
                                                              -----------    -----------
          Net cash provided by operating activities.........    2,030,097      1,953,552
                                                              -----------    -----------
Cash flows provided by (used in) investing activities:
       Purchase of office equipment.........................       (2,219)
       Decrease (increase) in undistributed earnings of
        affiliate...........................................       (5,252)        14,105
Cash flows from financing activities -- distributions to
  unitholders...............................................   (1,575,494)    (1,972,357)
                                                              -----------    -----------
          Net increase (decrease) in cash and cash
             equivalents....................................      447,132         (4,700)
                                                              -----------    -----------
Cash and cash equivalents at beginning of period............    1,759,718      2,020,695
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 2,206,850    $ 2,015,995
                                                              ===========    ===========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                                  (UNAUDITED)

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

UNDISTRIBUTED INCOME

     Undistributed income on December 31, 1997 includes $1,410,194 applicable to the Trust and $712,071 applicable to Marine Petroleum Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

GENERAL

     Distributable income declined in each of the last four quarters due mainly to a decrease in the production and sale of oil and gas. Oil production included in distributable income declined to 184 barrels per day in the quarter ended December 31, 1997 from 312 barrels per day in the quarter ended December 31, 1996. Likewise gas production included in distributable income declined to 1807 mcf per day in the quarter ended December 31, 1997 from 2889 mcf per day in the quarter ended December 31, 1996. The following table compares the quarterly distributable income per unit for the past two years.

                          QUARTER                             1997     1996
                          -------                             -----    -----
March 31....................................................  $ .52    $ .31
June 30.....................................................    .46      .40
September 30................................................    .44      .50
December 31.................................................    .35      .49
                                                              -----    -----
          Total for year....................................  $1.77    $1.70
                                                              =====    =====

     Income from the Trust's 32.6% equity interest in Tidelands Royalty Trust B increased 68% in the current quarter as compared to the comparable period last year. Tidelands' income has increased as the result of new gas production on Galveston Block 303.

     The Trust's current fiscal year began on July 1, 1997. Since that date, operators have completed 17 new development wells on leases in which the Trust has an interest. Seven of the wells were not successful or were abandoned, while 10 were completed as either oil or gas producers. At the present time operators have 9 development wells in process and 8 locations for development wells to be drilled in the future. The Trust understands that approximately half of the wells are sidetracked out of existing wells that are no longer producing.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 1997

     Net income for the quarter ended December 31, 1997 amounted to $940,619, which was approximately 17% less than the $1,137,457 realized in the comparable period of 1996.

     The volume of oil sold decreased approximately 3% over the comparable period last year, and the average price per barrel of oil decreased to $18.75 per barrel from $28.98 a year ago.

     Natural gas volumes sold decreased approximately 2% in the current period from the comparable period last year. Natural gas volumes amounted to 241,932 mcf this period and were 248,056 mcf for the comparable period last year. The average price increased $.08 to $2.50 per mcf, from $2.42 a year ago.

     Income from the equity interest in Tidelands increased approximately 68% in the current period over the comparable period last year. See " -- General."

     The quantities of oil and gas sold and the average prices for oil and gas (including the equity in Tidelands) for the three month periods ended December 31, 1997 and 1996 are presented in the following table:

                                                                1997       1996
                                                              --------    -------
OIL
  Barrels sold..............................................    18,946     19,584
  Average price.............................................  $  18.75    $ 28.98

NATURAL GAS
  Mcf sold..................................................   241,932    248,056
  Average price.............................................  $   2.50    $  2.42

RESULTS OF OPERATIONS -- SIX MONTHS ENDED DECEMBER 31, 1997

     Net income for the six months ended December 31, 1997 amounted to $1,652,964, which was approximately 20% less than the $2,065,106 realized in the comparable period of 1996.

     The volume of oil sold decreased approximately 14% over the comparable period last year, and the average price per barrel of oil (based on actual receipts) decreased to $18.21 per barrel from $24.17 a year ago.

     Natural gas volumes sold decreased approximately 7% in the current period from the comparable period last year. Natural gas volumes amounted to 424,991 mcf this period and were 457,024 mcf for the comparable period last year. The average price increased $.07 to $2.40 per mcf, from $2.33 a year ago.

     Income from the equity interest in Tidelands increased approximately 66% in the current period over the comparable period last year. See " -- General."

     The quantities of oil and gas sold and the average prices for oil and gas (including the equity in Tidelands) for the six month periods ended December 31, 1997 and 1996 are presented in the following table:

                                                                1997        1996
                                                              --------    --------
OIL
  Barrels sold..............................................    36,865      42,685
  Average price.............................................  $  18.21    $  24.17

NATURAL GAS
  Mcf sold..................................................   424,991     457,024
  Average price.............................................  $   2.40    $   2.33

PART II. OTHER INFORMATION

     There were no events reportable under Part II of the Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST

                                            NationsBank of Texas, N.A., Trustee

February 10, 1998                           By:      /s/ JANE J. SHEA

                                              ----------------------------------
                                                         Jane J. Shea
                                                        Vice President

February 10, 1998                                    /s/ R. RAY BELL

                                            ------------------------------------
                                                Principal Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                   ITEM
-------                 ----
  27           Financial Data Schedule