Form 10-Q
period 1998-03-31
MARINE PETROLEUM TRUST
filed 1998-05-14
CIK 62362

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                             Yes   X       No
                                 ----         ----
     Indicate number of units of beneficial interest outstanding as of the last practicable date.

         Title of Each Class of Units              Number of Units of Beneficial Interest
            of Beneficial Interest                             March 31, 1998
         ----------------------------              --------------------------------------
         UNITS OF BENEFICIAL INTEREST                            2,000,000

================================================================================

PART I. FINANCIAL INFORMATION

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND JUNE 30, 1997
                                  (UNAUDITED)

                                     ASSETS

                                                               MARCH 31      JUNE 30
                                                                 1998          1997
                                                              ----------    ----------
Current Assets:
  Cash and cash equivalents.................................  $2,088,599    $1,759,718
  Oil and gas royalties receivable..........................     264,475       835,230
  Receivable from affiliate.................................     110,339        64,580
                                                              ----------    ----------
          Total current assets..............................   2,463,413     2,659,528
                                                              ----------    ----------
Investment in affiliate.....................................     337,799       285,478
Office equipment, at cost less accumulated depreciation.....         555           272
Producing oil and gas properties............................           7             7
                                                              ----------    ----------
                                                              $2,801,774    $2,945,285
                                                              ==========    ==========

                             LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable..........................................  $1,010,250    $  895,724
  Income taxes payable......................................       4,858         4,758
                                                              ----------    ----------
          Total current liabilities.........................   1,015,108       900,482
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......           8             8
  Undistributed income......................................   1,786,658     2,044,795
                                                              ----------    ----------
          Total trust equity................................   1,786,666     2,044,803
                                                              ----------    ----------
                                                              $2,801,774    $2,945,285
                                                              ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                   THREE MONTHS              NINE MONTHS
                                               --------------------    ------------------------
                                                 1998        1997         1998          1997
                                               --------    --------    ----------    ----------
Income:
  Oil and gas royalties......................  $562,845    $882,772    $1,996,217    $2,829,543
  Equity in earnings of affiliate............   134,457      82,690       384,689       233,386
  Interest income of subsidiary..............    26,937      24,898        74,837        73,776
                                               --------    --------    ----------    ----------
                                               $724,239    $990,360    $2,455,743    $3,136,705
                                               --------    --------    ----------    ----------
Expenses:
  General and administrative.................    38,230      36,520       111,070       112,259
                                               --------    --------    ----------    ----------
  Income before Federal income taxes.........   686,009     953,840     2,344,673     3,024,446
  Federal income taxes of subsidiary.........       400        (200)        6,100         5,300
                                               --------    --------    ----------    ----------
          Net income.........................  $685,609    $954,040    $2,338,573    $3,019,146
                                               ========    ========    ==========    ==========
Net income per unit..........................  $   0.34    $   0.48    $     1.17    $     1.51
                                               ========    ========    ==========    ==========
Distributions per unit.......................  $   0.51    $   0.52    $     1.30    $     1.51
                                               ========    ========    ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                 1998           1997
                                                              -----------    -----------
Cash flows from operating activities:
  Net income................................................  $ 2,338,573    $ 3,019,146
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................        1,936            524
     Changes in assets and liabilities:
       Oil and gas royalties receivable.....................      570,755        204,544
       Receivable from affiliate............................      (45,759)        20,753
       Accounts payable.....................................      114,526             --
       Employment tax payable...............................           --         (2,459)
       Income taxes payable.................................          100         (2,312)
                                                              -----------    -----------
          Net cash provided by operating activities.........    2,980,131      3,240,196
                                                              -----------    -----------
Cash flows provided by investing activities:
       Purchase of office equipment.........................       (2,219)            --
       Decrease (increase) in undistributed earnings of
        affiliate...........................................      (52,321)         6,565
Cash flows from financing activities -- distributions to
  unitholders...............................................   (2,596,710)    (3,012,162)
                                                              -----------    -----------
          Net increase (decrease) in cash and cash
             equivalents....................................      328,881        234,599
                                                              -----------    -----------
Cash and cash equivalents at beginning of period............    1,759,718      2,020,695
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 2,088,599    $ 2,255,294
                                                              ===========    ===========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

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

UNDISTRIBUTED INCOME

     Undistributed income on March 31, 1998 includes $1,053,569 applicable to the Trust and $733,089 applicable to Marine Petroleum Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Marine Petroleum Corporation has provided an account payable of $843,250 to cover possible refunds that may be required upon redetermination of gas prices for royalty payments in prior periods. During the most recent quarter, Chevron requested repayment for certain royalties that Chevron believes Chevron incorrectly paid to Marine Petroleum Corporation during 1995, 1996 and 1997. Marine Petroleum Corporation currently is reviewing this matter and has established a reserve of $167,000 in accounts payable to cover this potential liability.

     During the most recent quarter, Marine Petroleum Corporation also determined that $52,474 of the previously-established account payable for possible royalty overpayments no longer was required. Accordingly, during the most recent quarter, Marine Petroleum Corporation reduced accounts payable, and increased net income, by such amount.

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

GENERAL

     Net income for the nine months ended March 31, 1998 amounted to $1.17 per unit which was down approximately 23% from the $1.51 realized for the nine months ended March 31, 1997. Income from royalties declined approximately 29% and the Trust's equity in the income of Tidelands Royalty Trust B increased approximately 65% for the current nine months as compared to the comparable period a year ago.

     Distributable income will vary from quarter to quarter. The amount of each distribution is determined by the amount of cash available for distribution on the date the distribution is determined. The amount of each distribution is determined 10 days before the applicable record date.

     The following table compares quarterly net income and distributable income per unit for the past five quarters.

QUARTER                                                       NET INCOME   DISTRIBUTION
-------                                                       ----------   ------------
March 31, 1997..............................................     $.48          $.52
June 30, 1997...............................................      .45           .46
September 30, 1997..........................................      .36           .44
December 31, 1997...........................................      .47           .35
March 31, 1998..............................................      .34           .51

     The Trust's current fiscal year began on July 1, 1997. Since that date, operators have completed 26 new development wells on leases in which the Trust has an interest. Eight of the wells were not successful or were abandoned, while 18 were completed as either oil or gas producers. At the present time operators have 11 development wells in process and 7 locations for development wells to be drilled in the future. The Trust understands that approximately half of the wells are side tracked out of existing wells that are no longer producing.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1998

     Net income for the quarter ended March 31, 1998 amounted to $685,609, which was approximately 28% less than the $954,040 realized in the comparable period of 1997.

     The volume of oil sold decreased approximately 14% over the comparable period last year, and the average price per barrel of oil decreased to $12.29 per barrel from $13.61 a year ago.

     Natural gas volumes sold decreased approximately 42% in the current period from the comparable period last year. Natural gas volumes amounted to 175,595 Mcf this period and were 301,518 Mcf for the comparable period last year. The average price increased $.71 to $3.35 per Mcf, from $2.64 a year ago.

     Income from the equity interest in Tidelands increased approximately 63% in the current period over the comparable period last year.

     The quantities of oil and gas sold and the average prices for oil and gas (including the equity in Tidelands) for the three month periods ended March 31, 1998 and 1997 are presented in the following table:

                                                                1998       1997
                                                              --------    -------
OIL
  Barrels sold..............................................    10,301     12,046
  Average price.............................................  $  12.29    $ 13.61

NATURAL GAS
  Mcf sold..................................................   175,595    301,518
  Average price.............................................  $   3.35    $  2.64

     In addition to the quantities of oil and gas sold and the average prices received for such oil and gas, two primary items affected income during the most recent quarter. First, Marine Petroleum Corporation reduced by $52,474 the previously-established account payable for possible royalty overpayments. This amount increased income during the period. Secondly, Chevron requested that Marine Petroleum Corporation repay royalties that Chevron believes it incorrectly paid to Marine Petroleum Corporation during 1995, 1996 and 1997. Although this matter has not yet been resolved, Marine Petroleum Corporation increased the account payable for possible royalty overpayments by $167,000. This increase in the amount of the account payable and reduced income by an equivalent amount.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED MARCH 31, 1998

     Net income for the nine months ended March 31, 1998 amounted to $2,338,573, which was approximately 23% less than the $3,019,146 realized in the comparable period of 1997.

     The volume of oil sold decreased approximately 14% over the comparable period last year, and the average price per barrel of oil (based on actual receipts) decreased to $16.92 per barrel from $24.17 a year ago.

     Natural gas volumes sold decreased approximately 21% in the current period from the comparable period last year. Natural gas volumes amounted to 600,580 Mcf this period and were 758,543 Mcf for the comparable period last year. The average price increased $.23 to $2.68 per Mcf, from $2.45 a year ago.

     Income from the equity interest in Tidelands increased approximately 65% in the current period over the comparable period last year. See " -- General."

     The quantities of oil and gas sold and the average prices for oil and gas (including the equity in Tidelands) for the six month periods ended December 31, 1997 and 1996 are presented in the following table:

                                                                1998        1997
                                                              --------    --------
OIL
  Barrels sold..............................................    47,166      54,732
  Average price.............................................  $  16.92    $  21.84

NATURAL GAS
  Mcf sold..................................................   600,586     758,543
  Average price.............................................  $   2.68    $   2.45

     In addition to the quantities of oil and gas sold and the average prices received for such oil and gas, two primary items affected income during the nine months ended March 31, 1998. First, Marine Petroleum Corporation reduced by $52,474 the previously-established account payable for possible royalty overpayments. This amount increased income during the period. Secondly, Chevron requested that Marine Petroleum Corporation repay royalties that Chevron believes it incorrectly paid to Marine Petroleum Corporation during 1995, 1996 and 1997. Although this matter has not yet been resolved, Marine Petroleum Corporation increased the account payable for possible royalty overpayments by $167,000. This increase in the amount of the account payable and reduced income by an equivalent amount.

PART II. OTHER INFORMATION

     There were no events reportable under Part II of the Quarterly Report on Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST

                                            NationsBank of Texas, N.A., Trustee

May 12, 1998                                By:      /s/ JANE J. SHEA
                                              ----------------------------------
                                                         Jane J. Shea
                                                        Vice President

May 12, 1998                                         /s/ R. RAY BELL
                                            ------------------------------------
                                                Principal Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                   ITEM
-------                 ----
  27           Financial Data Schedule