Form 10-K405
period 1998-06-30
MARINE PETROLEUM TRUST
filed 1998-09-28
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]             FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                   OR

[ ]   FOR THE TRANSITION PERIOD FROM --------------- TO  ---------------.
COMMISSION FILE NO. 0-8565

                             MARINE PETROLEUM TRUST
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        75-6008017
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Units of Beneficial Interest held by non-affiliates of the registrant at August 14, 1998: $25,716,167.

     Number of Units of Beneficial Interest outstanding as of the close of the period covered by this report: June 30, 1998 -- 2,000,000 Units.

                      Documents Incorporated by Reference:

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS-REFERENCE SHEET

     This Form 10-K for the year ended June 30, 1998 of Marine Petroleum Trust is not organized by conventional item numbers and headings contemplated by SEC rules and forms. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

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

     The indenture pursuant to which Marine was created (the "Indenture"), provides that the corporate trustee is to distribute all cash in Marine, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of September, December, March and June of each fiscal year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day.

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

     Royalties. Marine's rights are generally referred to as overriding royalty interests in the oil and gas industry, and are sometimes referred to herein as such. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from the overriding royalties are paid to Marine either (i) on the basis of the selling price of oil, gas and other minerals produced, saved and sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.

     The contracts creating these interests were entered into between predecessors of Marine and Gulf, and relate to two different types of interests. One type of interest is an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, gas, or other minerals produced and sold. Marine's overriding royalty interest applies only to existing leases and does not apply to new leases. The second interest is Marine's 32.6% equity interest in Tidelands Royalty Trust "B" ("Tidelands"), a separate Texas trust, which owns similar interests in any oil, gas, or other mineral lease acquired by Gulf and/or its transferees and assignees in a 1,370,000-acre area (divided into 60 tracts) of the Gulf of Mexico during a 50-year period ending April 30, 2001. Tidelands' interest in each tract consists of (i) a production payment, which reverts to an overriding royalty, on oil and gas and (ii) an overriding royalty on other minerals. The production payment is payable out of 12.5% of the value at the well of oil and gas produced and sold from leases on a subject tract until Tidelands has earned $1,500,000 on such tract. The production payment then reverts to an overriding royalty interest equal to approximately 4.17% of the value at the well of oil and gas sold from the tract. Tidelands' overriding royalty interest on minerals other than oil and gas is payable at the rate of 4.17% of the value of such minerals sold from the property. Marine, through its ownership of units of beneficial interest in Tidelands, derives a 32.6% interest in the production payments and overriding royalties of Tidelands.

     Presently, the leases subject to Marine's interests cover 281,976 gross acres (including Tidelands' interest in 31,375 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and gas reserves are produced. They may also be abandoned by the working interest owner due to failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination if the working interest owner fails to fully develop a lease once it is acquired.

     For the year ended June 30, 1998, approximately 37% of Marine's royalty revenues were attributable to the sale of oil and approximately 63% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by seasonal fluctuations in demand. Royalty revenue received by Marine from Chevron and from Pennzoil Exploration and Production Company ("Pennzoil") accounted in the aggregate for approximately 85%, 81% and 88% of Marine's royalty revenue for the years ended June 30, 1998, 1997 and 1996, respectively. In addition, Marine's revenue from its equity interest in Tidelands accounted for approximately 15%, 8% and 12% of Marine's revenue for the years ended June 30, 1998, 1997 and 1996, respectively. Tidelands has reported that royalty revenues from Burlington Resources, Chevron and Pennzoil accounted for a substantial portion of Tidelands' royalty revenue for the years ended December 31, 1997, 1996 and 1995.

     Marine derives no revenues from foreign sources and has no export sales.

     Trust Functions. Marine is administered by officers and employees of its Trustee, NationsBank, N.A. MPC employs one individual (its president, treasurer and director) to perform certain management, financial and administrative services for Marine. Except for this individual, all officers and directors of MPC serve without compensation. See "Management and Principal Unitholders."

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

                                   PROPERTIES

     General. Marine is not engaged in oil and gas operations, although its income is based upon such operations of others. Marine's income is derived from contracts that provide for payments in the nature of overriding royalties made to Marine based on oil and gas sales from certain leases in the Gulf of Mexico.

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

     Marine did not file any reports during the fiscal year ended June 30, 1998 with any federal authority or agency with respect to oil and gas reserves.

     Production. Information regarding the net quantities of oil and gas produced with respect to Marine's interests (including its equity in Tidelands) for each of the last three fiscal years as well as the average sales price per unit of oil and gas produced, upon which payments to Marine are based, is set forth in the following table:

                                                             YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
Quantity
  Oil (in barrels ("bbls"))...........................   62,588     74,556     79,536
  Gas (in thousand cubic feet ("mcf"))................  754,143    997,454    876,055
Average Price
  Oil (per bbl.)......................................   $15.72     $21.31     $17.76
  Gas (per mcf).......................................    $2.74      $2.39      $2.08

     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding crude oil sales prices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     Productive Wells. Based on the latest information available to Marine and including its equity interest in Tidelands, there were approximately 306 wells subject to Marine's interests actually producing at some time in calendar 1997, some of which contained multiple completions. During calendar 1997, approximately 134 wells produced oil and approximately 172 wells produced gas. Most of the oil wells also produced associated gas and most of the gas wells produced condensate, which is economically the equivalent of oil. See "Difficulty in Obtaining Certain Data" below.

     Drilling Activity. Information concerning wells drilled and completed in which Marine had an interest (including its equity interest in Tidelands) for each of its last three fiscal years is set forth below:

                                WELLS COMPLETED

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Development
  Oil.......................................................    7       1       2
  Gas.......................................................    8       6       5
  Suspended*................................................   13      18      18
  Dry.......................................................    7       4       3
                                                               --      --      --
       Totals...............................................   35      29      28
                                                               ==      ==      ==

---------------

* "Suspended" wells are completed wells the classification of which had not been reported at the relevant date.

     Information regarding net wells or acres is not included since Marine does not own any working interests.

     Lease Acreage. Marine has an overriding royalty interest (including by virtue of its equity interest in Tidelands) in 74 different oil and gas leases covering 281,976 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage has been classified according to its current stage of development and is presented in the following table:

                                                            ACREAGE CLASSIFICATION
                                                 ---------------------------------------------
              LEASES GRANTED BY:                 PRODUCING   DEVELOPMENTAL(1)   EXPLORATORY(2)
              ------------------                 ---------   ----------------   --------------
United States..................................   276,446            0              8,231
State of Texas.................................       640            0                  0
State of Louisiana.............................     4,890            0                  0
                                                  -------           --              -----
                                                  281,976            0              8,231
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

The overriding royalty interest owned by Marine is a fractional interest out of total oil and gas sold, and is free and clear of all operating costs. The actual percentage interest in a lease attributable to Marine's interest varies from lease to lease. The acreage weighted average percentage interest attributable to Marine's interest in all of these leases is .5905%.

     Present Activities. Published reports indicate that 9 wells are being drilled on tracts in which Marine has an interest. Marine also understands from published reports that plans are being made to begin drilling on 8 additional wells.

     The U.S. Department of the Interior conducted a lease sale for the Gulf of Mexico in April and August, 1998. Chevron did not bid on any tracts included in this sale that are located in the 1,370,000 acre area subject to the Tidelands contract (in which Marine has a 32.6% equity interest.)

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

                           UNITHOLDER VOTING MATTERS

     No matter was submitted by Marine during the year ended June 30, 1998 to a vote of unitholders, whether through the solicitation of proxies or otherwise.

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

                                   FINANCIAL

                        MARKET AND INVESTOR INFORMATION

     The units of beneficial interest in Marine trade on the Nasdaq SmallCap Market under the symbol MARPS. Distributions of cash are made to unitholders quarterly. The following table presents the range of high and low trade prices by quarter for the past two years as reported by Nasdaq Online. The per unit amount of cash distributed to unitholders for each of these quarters is also presented in the table.

                                                         TRADE PRICE
                                                      ------------------    DISTRIBUTIONS
                   QUARTER ENDING                      HIGH        LOW        PER UNIT
                   --------------                     -------    -------    -------------
September 30, 1996..................................   14.000     10.250         .496
December 31, 1996...................................   16.250     12.750         .490
March 31, 1997......................................   17.500     14.750         .520
June 30, 1997.......................................   18.000     14.000         .464
September 30, 1997..................................   21.125     15.250         .437
December 31, 1997...................................   20.625     16.500         .351
March 31, 1998......................................   18.500     17.000         .511
June 30, 1998.......................................   19.500     17.250         .310

     Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On March 9, 1998, these outstanding units were held of record by 798 unitholders.

     During the first half of 1998, Marine received notice from The Nasdaq SmallCap Market that Marine's units of beneficial interest would be delisted because Marine did not satisfy Nasdaq's audit committee requirement. Marine believes that its failure to satisfy this requirement is due to Marine's organizational structure as a trust, which is managed by a trustee rather than by a board of directors. On July 30, 1998, Marine appealed this determination in an oral presentation to a Nasdaq hearing board. Representatives of the The Nasdaq SmallCap Market advised Marine that the units of beneficial interest would not be delisted and such units have continued to trade on The Nasdaq SmallCap Market. Marine has not yet received a final written determination from the appeal board, but believes that there will be no change in the status of trading in the units of beneficial interest.

                            SELECTED FINANCIAL DATA

                                                    (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                                ----------------------------------------------
                                                 1998      1997      1996      1995      1994
                                                ------    ------    ------    ------    ------
STATEMENT OF INCOME AND UNDISTRIBUTED INCOME
  SELECTED DATA
  Income:
     Oil and gas royalties....................  $2,577    $3,645    $2,842    $1,857    $2,044
     Equity in Tidelands......................     461       319       385       320     1,156
     Interest.................................     100       101        92        83        51
                                                ------    ------    ------    ------    ------
                                                $3,138    $4,065    $3,319    $2,260    $3,251
                                                ------    ------    ------    ------    ------
  Expenses:
     Taxes other than income..................  $    0    $    0    $    0    $    0    $    1
     General and administrative...............     146       143       121       118       106
     Federal income taxes.....................      12         8        12         6         3
                                                ------    ------    ------    ------    ------
                                                $  158    $  151    $  133    $  124    $  110
                                                ------    ------    ------    ------    ------
     Net income...............................  $2,980    $3,914    $3,186    $2,136    $3,141
                                                ======    ======    ======    ======    ======
     Distributions............................  $3,216    $3,939    $2,548    $2,287    $3,329
                                                ======    ======    ======    ======    ======
  Per Unit (2,000,000 outstanding)
     Net income...............................  $ 1.49    $ 1.96    $ 1.59    $ 1.07    $ 1.57
                                                ======    ======    ======    ======    ======
     Distributions............................  $ 1.61    $ 1.97    $ 1.27    $ 1.14    $ 1.66
                                                ======    ======    ======    ======    ======
BALANCE SHEET SELECTED DATA
  Total assets................................  $2,745    $2,945    $2,979    $2,338    $2,489
                                                ======    ======    ======    ======    ======
  Trust equity................................  $1,809    $2,045    $2,070    $1,432    $1,583
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

     Summary Review. Marine's net income for the year ended June 30, 1998 amounted to $2,980,458 ($1.49 per unit) as compared to $3,914,197 ($1.96 per unit) in the previous year. The 24% decrease resulted from a combination of lower oil and gas production and lower prices for oil. Oil production was down approximately 16% and gas production was down approximately 24%. The average price received for oil dropped from $21.31 in fiscal 1997 to $15.72 in the current fiscal year. The average price for gas increased to $2.74 in the current fiscal year from $2.39 realized in fiscal 1997.

     Income from Marine's equity interest in Tidelands amounted to $461,095 in the current fiscal year and in the previous year it was $319,251. Income from Tidelands contributed approximately 15% of Marine's net income for the current year. New gas production added in the third quarter of 1997 increased Tidelands' income. Marine owns 452,366 units of beneficial interest in Tidelands (32.6294%).

     During the current year the working interest owners on leases in which Marine has an interest have drilled 35 new wells, consisting of seven oil wells, eight gas wells, 13 wells on which operations were suspended and seven dry holes. Available information indicates that the suspended wells will produce either oil or gas. All of the wells were located in areas offshore from the State of Louisiana. In addition to the 35 wells mentioned above, 24 wells were recompleted to produce in different formations.

     The most recent data regarding producing wells available to Marine covers production for the calendar year 1997. In that year there were 134 oil wells and 172 gas wells producing at some time during the year on leases in which Marine has an interest. A number of the wells (approximately 38%) were first brought on stream prior to 1990. However, approximately 81% of the oil and approximately 70% of the gas produced in 1997 was from wells that are from one to five years old.

     The following table shows the royalty income, the net quantities sold, and the average price received for oil and gas during the past three years (including Marine's equity interest in Tidelands):

                                                         FOR YEARS ENDED JUNE 30
                                                   ------------------------------------
                                                      1998         1997         1996
                                                   ----------   ----------   ----------
Income from
  Oil royalties..................................  $  983,978   $1,588,476   $1,412,750
  Gas royalties..................................   2,068,912    2,379,437    1,819,807
                                                   ----------   ----------   ----------
          Totals.................................  $3,052,890   $3,967,913   $3,232,557
                                                   ----------   ----------   ----------
Net quantities sold
  Oil (bbls).....................................      62,588       74,556       79,536
  Gas (mcf)......................................     754,143      997,454      876,055
Average price
  Oil............................................      $15.72       $21.31       $17.76
  Gas............................................        2.74         2.39         2.08

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

     Marine's business consists solely of the collection of royalty payments, the payment of expenses and the distribution of remaining amounts to unitholders. Marine (through its subsidiary, Marine Petroleum Corporation) owns only one personal computer, which is used by Marine for certain accounting and general business functions. Marine believes that the computer and the software used thereon are Year 2000 compliant. Marine also believes that Marine does not own or lease any other assets containing imbedded computer chips, the failure of which would have a material adverse effect on Marine.

     Important aspects of Marine's operations are conducted by third parties. These include the production and sale of oil and gas and the calculation and payment of royalty payments to Marine, which are conducted by oil and gas companies that lease tracts subject to Marine's interests. Similarly, Marine's distributions are processed and paid by The Bank of New York as the agent for the trustee of Marine. Any disruption of Marine's operations that results from Year 2000 problems of these third parties could have a material adverse effect on Marine. Marine does not have access to information that would permit Marine to determine the status of these third parties' efforts to analyze and address Year 2000 issues. Marine intends to monitor these parties' public announcements and disclosure regarding Year 2000 issues, and to seek direct assurances where appropriate, in an effort to ensure that these parties address Year 2000 issues that could adversely affect Marine.

     Marine's subsidiary, Marine Petroleum Corporation, has provided an account payable of $758,250 to cover possible refunds that may be required upon redetermination of gas prices for royalty payments in prior periods. During the most recent fiscal year, Marine Petroleum Corporation determined that $137,474 of the previously-established account payable for possible royalty overpayments no longer was required. Accordingly, during the most recent fiscal year, Marine Petroleum Corporation reduced accounts payable, and increased net income by such amount.

     During the most recent fiscal year, Chevron requested repayment for certain royalties that Chevron believes Chevron incorrectly paid to Marine Petroleum Corporation during 1995, 1996 and 1997. Marine Petroleum Corporation established a reserve of $167,000 to cover this potential liability. In August of 1998, Marine Petroleum Corporation repaid $157,000 to Chevron.

     Oil and Gas Royalties -- 1998 and 1997: During fiscal 1998, Marine received approximately 37% of its royalty income from the sale of oil and 63% from the sale of natural gas. Income from such oil and gas royalties in fiscal 1998 decreased approximately 29% from fiscal 1997.

     Oil royalties, exclusive of Marine's interest in Tidelands, during fiscal 1998 ($947,656) were 39% less than oil royalties received in fiscal 1997 ($1,544,131), due to a decrease in the quantity of oil sold and a decrease in the average price received for oil sold.

     Natural gas royalties, exclusive of Marine's interest in Tidelands, during fiscal 1998 ($1,629,470) were 22% lower than natural gas royalties received in fiscal 1997 ($2,100,873). The decrease was due to the combination of a decrease in the quantity of natural gas sold and an increase in the price received.

     Interest Income -- 1997 and 1998. Marine's interest income during fiscal 1998 decreased to $99,915 from the $100,705 earned in fiscal 1997, due primarily to a decrease in funds invested.

     Equity in Tidelands -- 1997 and 1998. Marine realized income of $461,095 during fiscal 1998 from its interest in Tidelands, an increase of 44% from the $319,251 earned in fiscal 1997.

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

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   12
Financial Statements:
  Consolidated Balance Sheets as of June 30, 1998 and
     1997...................................................   13
  Consolidated Statements of Income and Undistributed Income
     for the Three Years Ended June 30, 1998................   14
  Consolidated Statements of Cash Flows for
     the Three Years Ended June 30, 1998....................   15
  Notes to Consolidated Financial Statements................   16

     See also "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K for further information concerning the financial statements of Marine and its subsidiaries.

     All schedules have been omitted for the reason that they are either not required, not applicable or the required information is included in the financial statements and notes thereto.

                               ACCOUNTING MATTERS

     During fiscal 1998 and 1997, there have been no disagreements between Marine and its independent auditors on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

     Marine is a trust created under the laws of the State of Texas. Marine's Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, NationsBank of Texas, N.A., serves as Trustee.

     R. Ray Bell may be considered a significant employee of Marine. Mr. Bell has been involved in the administration of Marine since its inception. He was the chief financial officer of Marine's predecessor and is a certified public accountant. Mr. Bell, 71 years old, is a graduate of Midwestern State University of Wichita Falls, Texas with a Bachelor of Science degree in business administration and economics. Since July 1, 1977, he has served as an officer and director of MPC, and will continue to serve in such capacities until the next meeting of directors and shareholders, respectively, of MPC or until his successors are elected and qualified.

                            MANAGEMENT COMPENSATION

     During the fiscal year ended June 30, 1998, Marine paid or accrued fees of $14,126 to NationsBank of Texas, N.A., as Trustee. These fees were paid in accordance with the terms of the Trust Indenture, as amended, governing Marine.

                             PRINCIPAL UNITHOLDERS

     The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of June 30, 1998:

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

                                 MISCELLANEOUS

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements -- see "Financial Statements and Supplementary Data" above.

     The consolidated financial statements, together with the related notes and the report of KPMG Peat Marwick LLP, independent certified public accountants, as contained in the Form 10-K of Tidelands Royalty Trust "B" for its fiscal year ended December 31, 1997 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.

     (b) Reports on Form 8-K -- No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 30, 1998.

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

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Marine Petroleum Trust:

     We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary as of June 30, 1998 and 1997 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                            KPMG PEAT MARWICK LLP

Dallas, Texas
August 12, 1998

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997

                                     ASSETS

                                                                 1998            1997
                                                              ----------      ----------
Current assets:
  Cash and cash equivalents.................................  $1,922,336      $1,759,718
  Oil and gas royalties receivable..........................     399,007         835,230
  Receivables from affiliate (note 2).......................     116,377          64,580
                                                              ----------      ----------
          Total current assets..............................   2,437,720       2,659,528
                                                              ----------      ----------
Investment in affiliate (note 2)............................     306,670         285,478
Office equipment, at cost less accumulated depreciation
  of $21,351 in 1998 and $19,415 in 1997....................         555             272
Producing oil and gas properties............................           7               7
                                                              ----------      ----------
                                                              $2,744,952      $2,945,285
                                                              ==========      ==========

                              LIABILITIES AND TRUST EQUITY

Current liabilities:
  Accounts payable (note 3).................................  $  926,663      $  895,724
  Income taxes payable......................................       9,021           4,758
                                                              ----------      ----------
          Total liabilities.................................     935,684         900,482
                                                              ----------      ----------
Trust equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......           8               8
  Undistributed income......................................   1,809,260       2,044,795
                                                              ----------      ----------
          Total trust equity................................   1,809,268       2,044,803
                                                              ----------      ----------
                                                              $2,744,952      $2,945,285
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                        THREE YEARS ENDED JUNE 30, 1998

                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Income:
  Oil and gas royalties................................  $2,577,126    $3,645,004    $2,841,549
  Equity in earnings of affiliate (note 2).............     461,095       319,251       384,753
  Interest income......................................      99,915       100,705        92,275
                                                         ----------    ----------    ----------
                                                          3,138,136     4,064,960     3,318,577
                                                         ----------    ----------    ----------
Expenses:
  Taxes other than income..............................          63           282           276
  General and administrative...........................     146,303       142,781       120,549
                                                         ----------    ----------    ----------
                                                            146,366       143,063       120,825
                                                         ----------    ----------    ----------
          Income before federal income taxes...........   2,991,770     3,921,897     3,197,752
Federal income taxes of subsidiary.....................      11,312         7,700        11,900
                                                         ----------    ----------    ----------
          Net income...................................   2,980,458     3,914,197     3,185,852
Undistributed income at beginning of year..............   2,044,795     2,069,945     1,431,862
                                                         ----------    ----------    ----------
                                                          5,025,253     5,984,142     4,617,714
Distributions to unitholders...........................   3,215,993     3,939,347     2,547,769
                                                         ----------    ----------    ----------
Undistributed income at end of year....................  $1,809,260    $2,044,795    $2,069,945
                                                         ==========    ==========    ==========
Net income per unit....................................  $     1.49    $     1.96    $     1.59
                                                         ==========    ==========    ==========
Distributions per unit.................................  $     1.61    $     1.97    $     1.27
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE YEARS ENDED JUNE 30, 1998

                                                         1998           1997           1996
                                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net income........................................  $ 2,980,458    $ 3,914,197    $ 3,185,852
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation...................................        1,936            699            701
     Equity in undistributed earnings of
       affiliate....................................      (21,192)       (18,996)       (67,256)
     Change in assets and liabilities:
       Oil and gas royalties receivable.............      436,223       (247,305)      (200,465)
       Receivables from affiliate...................      (51,797)        38,146        (13,955)
       Accounts payable.............................       30,939             --             --
       Employment tax payable.......................           --         (2,459)        (1,377)
       Income taxes payable.........................        4,263         (5,912)         3,652
                                                      -----------    -----------    -----------
            Net cash provided by operating
               activities...........................    3,380,830      3,678,370      2,907,152

Cash flows used in investing activities -- purchase
  of office equipment...............................       (2,219)            --             --

Cash flows used in financing
  activities -- distributions to unitholders........   (3,215,993)    (3,939,347)    (2,547,769)
                                                      -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents.......................................      162,618       (260,977)       359,383
Cash and cash equivalents at beginning of year......    1,759,718      2,020,695      1,661,312
                                                      -----------    -----------    -----------

Cash and cash equivalents at end of year............  $ 1,922,336    $ 1,759,718    $ 2,020,695
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE YEARS ENDED JUNE 30, 1998

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

  (c) Producing Oil and Gas Properties

     At the time the Trust was established, no determinable market value was available for the assets transferred to the Trust; consequently, nominal values were assigned. Accordingly, no allowance for depletion has been computed.

     All income from oil and gas royalties relate to proved developed oil and gas reserves.

  (d) Undistributed Income

     The Trust indenture agreement provides that the corporate trustee is to distribute all cash in the Trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day. Undistributed income includes $743,519 and $682,033 applicable to the subsidiary corporation at June 30, 1998 and 1997, respectively.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1998

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

     The Trust and its wholly-owned subsidiary had cash equivalents of $1,885,861 and $1,726,851 at June 30, 1998 and 1997, respectively, which consisted of money market accounts and money market mutual funds. For purposes of the statements of cash flows, the Trust considers all investments with initial maturities of three months or less to be cash equivalents.

  (g) Statements of Cash Flows

     The Trust's wholly-owned subsidiary made Federal income tax payments of $7,049, $13,792, and $8,248 during the years ended June 30, 1998, 1997 and 1996, respectively.

  (h) Fair Value of Financial Instruments

     The Trust and its wholly owned subsidiary define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash and cash equivalents, oil and gas royalties receivable, receivables from affiliates, accounts payable, and taxes payable approximate fair value because of the short maturities of those instruments.

  (i) Use of Estimates

     Management of the Trust and its wholly-owned subsidiary has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (j) Income Per Unit

     The Trust adopted the provisions of SFAS No. 128, "Earnings per Share" during 1998. Adoption of this standard did not have a material effect on the calculation of income per unit. Income per unit is calculated by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.

  (k) Significant Royalty Sources

     Royalty revenue received by Marine from Chevron and from Pennzoil Exploration and Production Company ("Pennzoil") accounted in the aggregate for approximately 85%, 81% and 88% of Marine's royalty revenue for the years ended June 30, 1998, 1997 and 1996, respectively.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1998

(2) INVESTMENT IN AND RECEIVABLES FROM AFFILIATE -- TIDELANDS ROYALTY TRUST "B"

     At June 30, 1998 and 1997, the Trust owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust "B" ("Tidelands"). The 452,366 units owned by the Trust had a quoted market value of $2,827,288, and $2,657,650 at June 30, 1998 and 1997, respectively.

     The Trust and Tidelands share certain common costs which are allocated based on their respective net revenues.

     The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 1998 and 1997:

                                                                1998         1997
                                                              ---------    ---------
Balance at beginning of year................................  $ 285,478    $ 266,482
Equity in earnings of affiliate.............................    461,095      319,251
Distribution of earnings....................................   (439,903)    (300,255)
                                                              ---------    ---------
Balance at end of year......................................  $ 306,670    $ 285,478
                                                              =========    =========

     At June 30, 1998 and 1997, receivables from affiliate includes $104,523 and $57,321, respectively, of income distributable to the Trust as a Tidelands unitholder.

     The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      JUNE 30
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Cash and cash equivalents...................................  $1,924,316    $1,716,781
Oil and gas royalties receivable............................     138,934       282,748
Other.......................................................       4,830         3,980
                                                              ----------    ----------
                                                              $2,068,080    $2,003,509
                                                              ==========    ==========

                          LIABILITIES AND TRUST EQUITY

Liabilities (including $329,559 and $184,816 payable to
  unitholders
  in 1998 and 1997, respectively)...........................  $1,166,776    $1,167,149
Corpus......................................................           2             2
Undistributed income........................................     901,302       836,358
                                                              ----------    ----------
                                                              $2,068,080    $2,003,509
                                                              ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1998

                              STATEMENTS OF INCOME

                                                            YEAR ENDED JUNE 30
                                                  --------------------------------------
                                                     1998          1997          1996
                                                  ----------    ----------    ----------
Income..........................................  $1,537,607    $1,065,247    $1,273,021
Expenses........................................     108,331        70,531        76,262
                                                  ----------    ----------    ----------
     Income before Federal income taxes.........   1,429,276       994,716     1,196,759
Federal income taxes of Tidelands' subsidiary...      16,150        16,300        17,600
                                                  ----------    ----------    ----------
     Net income.................................  $1,413,126    $  978,416    $1,179,159
                                                  ==========    ==========    ==========

     Tidelands is a registrant with the Securities and Exchange Commission and has filed a Form 10-K as of December 31, 1997.

(3) OVERPAID ROYALTIES

     The Trust's subsidiary, Marine Petroleum Corporation, has provided an account payable of $758,250 to cover possible refunds that may be required upon redetermination of gas prices for royalty payments in prior periods. During the most recent fiscal year, Marine Petroleum Corporation determined that $137,474 of the previously-established account payable for possible royalty overpayments no longer was required. Accordingly, during the most recent fiscal year, Marine Petroleum Corporation reduced accounts payable, and increased net income by such amount.

     During the most recent fiscal year, Chevron requested repayment for certain royalties that Chevron believes were incorrectly paid to Marine Petroleum Corporation during 1995, 1996 and 1997. Marine Petroleum Corporation established a reserve of $167,000 in the current period to cover this potential liability. In August of 1998, Marine Petroleum Corporation repaid $157,000 to Chevron to resolve this matter.

(4) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for fiscal year 1998 and 1997 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.

                                                                                     NET
                                             OIL AND GAS                            INCOME
                                              ROYALTIES    EXPENSES   NET INCOME   PER UNIT
                                             -----------   --------   ----------   --------
Quarter ended:
  September 30, 1997.......................  $  608,210     35,705      712,345       .36
  December 31, 1997........................     825,162     37,135      940,619       .47
  March 31, 1998...........................     562,845     38,230      685,609       .34
  June 30, 1998............................     580,909     35,296      641,885       .32
                                             ----------    -------    ---------      ----
                                             $2,577,126    146,366    2,980,458      1.49
                                             ==========    =======    =========      ====
Quarter ended:
  September 30, 1996.......................  $  861,011     27,858      927,649       .46
  December 31, 1996........................   1,085,760     47,881    1,137,457       .57
  March 31, 1997...........................     882,772     36,520      954,040       .48
  June 30, 1997............................     815,461     30,804      895,051       .45
                                             ----------    -------    ---------      ----
                                             $3,645,004    143,063    3,914,197      1.96
                                             ==========    =======    =========      ====

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1998

(5) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

     Oil and gas reserve information relating to the Trust's and Tidelands' royalty interests is not presented because such information is not available to the Trust or Tidelands. The Trust's share of oil and gas produced for its royalty interests and the Trust's equity in oil and gas produced for Tidelands' royalty interests were as follows:

                                                            1998      1997      1996
                                                           -------   -------   -------
Trust:
  Oil (barrels)..........................................   59,343    71,776    76,689
                                                           =======   =======   =======
  Gas (mcf)..............................................  582,594   879,452   700,209
                                                           =======   =======   =======
Tidelands:
  Oil (barrels)..........................................    3,245     2,780     2,847
                                                           =======   =======   =======
  Gas (mcf)..............................................  171,549   118,002   175,846
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

                                            MARINE PETROLEUM TRUST
                                              (Registrant)

                                            By: NATIONSBANK OF TEXAS, N.A.
                                              in its capacity as trustee of
                                              Marine Petroleum Trust and not in
                                              its individual capacity or
                                              otherwise

                                            By:      /s/ JANE J. SHEA
                                              ----------------------------------
                                                         Jane J. Shea
                                                        Vice President

Date: September 21, 1998

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

                                            NATIONSBANK OF TEXAS, N.A.
                                              in its capacity as trustee of
                                              Marine Petroleum Trust and not in
                                              its individual capacity or
                                              otherwise

                                            By:      /s/ JANE J. SHEA
                                              ----------------------------------
                                                         Jane J. Shea
                                                        Vice President

Date: September 21, 1998

                                                     /s/ R. RAY BELL
                                            ------------------------------------
                                                        R. Ray Bell
                                             (Acting Chief Accounting Officer)

Date: September 21, 1998

                               INDEX TO EXHIBITS

      EXHIBITS                                              DESCRIPTION
      --------                                              -----------
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