Form 10-Q
period 1998-09-30
MARINE PETROLEUM TRUST
filed 1998-11-13
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________ .
                         COMMISSION FILE NUMBER 0-8565

                             MARINE PETROLEUM TRUST
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        75-6008017
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)
              NATIONSBANK, N.A.                                  75283-0241
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

                             Yes   X       No _____

     Indicate number of units of beneficial interest outstanding as of the last practicable date.

         Title of Each Class of Units              Number of Units of Beneficial Interest
            of Beneficial Interest                           September 30, 1998
         ----------------------------              --------------------------------------
         UNITS OF BENEFICIAL INTEREST                            2,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MARINE PETROLEUM TRUST

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS................................     2

Condensed Consolidated Balance Sheets September 30, 1998 and
  June 30, 1998 (Unaudited).................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income Three Months Ended September 30, 1998
  and 1997 (Unaudited)......................................     3

Condensed Consolidated Statements of Cash Flows Three Months
  Ended September 30, 1998 and 1997 (Unaudited).............     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.......................     6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
  RISK......................................................     8

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     8

Signatures..................................................     9

Exhibit Index...............................................    10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1998 AND JUNE 30, 1998
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30     JUNE 30
                                                                  1998           1998
                                                              ------------    ----------
Current Assets:
  Cash and cash equivalents.................................   $1,826,119     $1,922,336
  Oil and gas royalties receivable..........................      292,031        399,007
  Receivable from affiliate.................................      135,885        116,377
                                                               ----------     ----------
          Total current assets..............................    2,254,035      2,437,720
                                                               ----------     ----------
Investment in affiliate.....................................      224,946        306,670
Office equipment, at cost less accumulated depreciation.....          555            555
Producing oil and gas properties............................            7              7
                                                               ----------     ----------
                                                               $2,479,543     $2,744,952
                                                               ==========     ==========

                              LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable..........................................   $  629,013     $  926,663
  Income taxes payable......................................        6,821          9,021
                                                               ----------     ----------
          Total current liabilities.........................      635,834        935,684
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......            8              8
  Undistributed income......................................    1,843,701      1,809,260
                                                               ----------     ----------
          Total trust equity................................    1,843,709      1,809,268
                                                               ----------     ----------
                                                               $2,479,543     $2,744,952
                                                               ==========     ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                      THREE MONTHS
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------
Income:
  Oil and gas royalties.....................................    $  669,234    $  608,210
  Equity in earnings of affiliate...........................        48,442       116,947
  Interest income...........................................        26,486        25,293
                                                                ----------    ----------
                                                                   744,162       750,450
                                                                ----------    ----------
  Expenses -- General and administrative....................        58,382        35,705
                                                                ----------    ----------
     Income before federal income taxes.....................       685,780       714,745
  Federal income taxes of subsidiary........................            --         2,400
          Net income........................................       685,780       712,345
Undistributed income at beginning of period.................     1,809,260     2,044,795
                                                                ----------    ----------
                                                                 2,495,040     2,757,140
Distributions to unitholders................................       651,339       873,658
                                                                ----------    ----------
Undistributed income at end of period.......................    $1,843,701    $1,883,482
                                                                ==========    ==========
Net income per unit.........................................    $     0.34    $     0.36
                                                                ==========    ==========
Distributions per unit......................................    $     0.33    $     0.44
                                                                ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                 1998          1997
                                                              ----------    ----------
Cash flows from operating activities:
  Net income................................................  $  685,780    $  712,345
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................          --           731
     Equity in undistributed earnings of affiliate..........      81,724       (77,405)
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................     106,976       267,509
       Receivables from affiliate...........................     (19,508)       12,736
       Accounts payable.....................................    (297,650)           --
       Income taxes payable.................................      (2,200)         (600)
                                                              ----------    ----------
          Net cash provided by operating activities.........     555,122       915,316
                                                              ----------    ----------
Cash flows used in investing activities --
       Purchase of office equipment.........................          --        (2,219)>
Cash flows from financing activities -- distributions to
  unitholders...............................................    (651,339)     (873,658)
                                                              ----------    ----------
          Net increase (decrease) in cash and cash
            equivalents.....................................     (96,217)       39,439
                                                              ----------    ----------
Cash and cash equivalents at beginning of period............   1,922,336     1,759,718
                                                              ----------    ----------
Cash and cash equivalents at end of period..................  $1,826,119    $1,799,157
                                                              ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the annual report for the fiscal year ended June 30, 1998. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

UNDISTRIBUTED INCOME

     Undistributed income on September 30, 1998 includes $1,105,407 applicable to the Trust and $738,294 applicable to Marine Petroleum Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Marine Petroleum Corporation has provided an account payable of $628,250 to cover possible refunds that may be required upon redetermination of gas prices for royalty payments in prior periods. During the current quarter, Marine Petroleum Corporation determined that $130,000 of the previously established account payable was no longer required. Accordingly accounts payable was reduced and oil and gas royalties was increased by $130,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

     Net income for the three months ended September 30, 1998 amounted to $.34 per unit which was down approximately 6% from the $.36 realized for the three months ended September 30, 1997. Income from royalties increased approximately 10%, including the additional income referred to in the "Notes to Condensed Consolidated Financial Statements." The Trust's equity in the income of Tidelands Royalty Trust B decreased approximately 59% for the current three months as compared to the comparable period a year ago.

     Distributions fluctuate from quarter to quarter. The amount of each distribution is determined by the amount of cash available for distribution on the date the distribution is determined. The amount of each distribution is determined 10 days before the applicable record date.

     The following table presents the net production quantities of oil and gas and net income and distributions per unit for the last five quarters.

                                                                PRODUCTION
                                                          ----------------------    NET         CASH
QUARTER                                                   OIL(bbls)    GAS(mcf)    INCOME   DISTRIBUTION
-------                                                   ----------   ---------   ------   ------------
September 30, 1997......................................    17,919      183,059     $.36        $.44
December 31, 1997.......................................    18,946      241,932      .47         .35
March 31, 1998..........................................    10,301      175,595      .34         .51
June 30, 1998...........................................    15,422      153,557      .32         .31
September 30, 1998......................................    12,844      223,920      .34         .33

     The Trust's current fiscal year began on July 1, 1998. Since that date, operators have completed five new development wells on leases in which the Trust has an interest. One of the wells was not successful while four were completed as either oil or gas producers. At the present time operators have nine development wells in process and have identified five locations for development wells to be drilled in the future. In addition to drilling operations on new wells, the operators work over old wells by re-completing them in other producing formations. Because operators do not report their drilling operations to the Trust, the Trust must rely on public records for information regarding drilling operations.

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

     Important aspects of the Trust's operations are conducted by third parties. These include the production and sale of oil and gas and the calculation and payment of royalties to the Trust, which are conducted by oil and gas companies that lease tracts subject to the Trust's interests. Similarly, the Trust's distributions are processed and paid by the Bank of New York. Any disruption of the Trust's operations that results from Year 2000 problems of these third parties could have a material adverse effect of the Trust. The Trust does not have access to information that would permit it to determine the status on these third parties' efforts to analyze and address Year 2000 issues. The Trust intends to monitor these parties' public announcements and disclosure regarding Year 2000 issues, and to seek direct assurances where appropriate, in an effort to ensure that these parties address Year 2000 issues that could adversely affect the Trust.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net income for the quarter ended September 30, 1998 amounted to $685,780, which was approximately 4% less than the $712,345 realized in the comparable period of 1997.

     The volume of oil sold decreased approximately 28% over the comparable period last year, and the average price per barrel of oil decreased to $13.95 per barrel from $17.64 a year ago.

     Natural gas volumes sold increased approximately 22% in the current period from the comparable period last year. Natural gas volumes amounted to 223,920 mcf this period and were 183,059 mcf for the comparable period last year. The average price realized increased $.21 to $2.47 from $2.26 a year ago. The increase in the average price realized for natural gas resulted from an increase in gas revenue due to the $130,000 reduction in the reserve created for possible overpayment of royalties on gas in prior periods. Without this adjustment the average price realized for natural gas during this quarter would have been $1.89. There were no comparable adjustments in the prior year.

     Income from the equity interest in Tidelands decreased approximately 59% in the current period over the comparable period last year. Tidelands reported a 44% decline in oil production and a 66% decline in natural gas production during the quarter ended September 30, 1998.

     Marine Petroleum Corporation has entered into an agreement with NationsBank to provide collection, accounting and reporting services with respect to its overriding royalty properties. During the current quarter general and administrative expense was increased by a one time set up fee of $19,000. This item accounts for most of the increase in general and administrative expense in the current quarter.

     The quantities of oil and gas sold and the average prices realized (including the equity in Tidelands) for the three months ended September 30, 1998, and those realized in the comparable 1997 quarter, are presented in the following table:

                                                                1998       1997
                                                              --------    -------
OIL
  Barrels sold..............................................    12,844     17,919
  Average price.............................................  $  13.95    $ 17.64

NATURAL GAS
  Mcf sold..................................................   223,920    183,059
  Average price.............................................  $   2.47    $  2.26

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          27             -- Financial Data Schedule

     (b) Current Reports on Form 8-K:

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST

                                            NationsBank, N.A., Trustee

November 12, 1998                           By:      /s/ JANE J. SHEA
                                              ----------------------------------
                                                         Jane J. Shea
                                                        Vice President

November 12, 1998                                    /s/ R. RAY BELL
                                            ------------------------------------
                                                Principal Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                   ITEM
-------                 ----
  27           Financial Data Schedule