Form 10-Q
period 1998-12-31
MARINE PETROLEUM TRUST
filed 1999-02-10
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Title of Each Class of Units              Number of Units of Beneficial Interest
            of Beneficial Interest                           December 31, 1998
         ----------------------------              --------------------------------------
         UNITS OF BENEFICIAL INTEREST                            2,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MARINE PETROLEUM TRUST

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets December 31, 1998 and
  June 30, 1998.............................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income for the Three Months and Six Months
  Ended December 31, 1998 and 1997..........................     3

Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended December 31, 1998 and 1997...................     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF
        OPERATIONS..........................................     6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
  RISK......................................................     9

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     9

Signatures..................................................    10

Exhibit Index...............................................    11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1998 AND JUNE 30, 1998
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31     JUNE 30
                                                                 1998           1998
                                                              -----------    ----------
Current Assets:
  Cash and cash equivalents.................................  $1,813,725     $1,922,336
  Oil and gas royalties receivable..........................     369,058        399,007
  Receivable from affiliate.................................      42,547        116,377
                                                              ----------     ----------
          Total current assets..............................   2,225,330      2,437,720
                                                              ----------     ----------
Investment in affiliate.....................................     291,388        306,670
Office equipment, at cost less accumulated depreciation.....         555            555
Producing oil and gas properties............................           7              7
                                                              ----------     ----------
                                                              $2,517,280     $2,744,952
                                                              ==========     ==========

                             LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable..........................................  $  554,831     $  926,663
  Income taxes payable......................................       5,721          9,021
                                                              ----------     ----------
          Total current liabilities.........................     560,552        935,684
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......           8              8
  Undistributed income......................................   1,956,720      1,809,260
                                                              ----------     ----------
          Total trust equity................................   1,956,728      1,809,268
                                                              ----------     ----------
                                                              $2,517,280     $2,744,952
                                                              ==========     ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)

                                                    THREE MONTHS               SIX MONTHS
                                               -----------------------   -----------------------
                                                  1998         1997         1998         1997
                                               ----------   ----------   ----------   ----------
Income:
  Oil and gas royalties......................  $  843,063   $  825,162   $1,512,297   $1,433,372
  Equity in earnings of affiliate............     101,465      133,285      149,907      250,232
  Interest income............................      24,978       22,607       51,464       47,900
                                               ----------   ----------   ----------   ----------
                                                  969,506      981,054    1,713,668    1,731,504
                                               ----------   ----------   ----------   ----------
Expenses -- General and administrative.......      43,584       37,135      101,966       72,840
                                               ----------   ----------   ----------   ----------
     Income before federal income taxes......     925,922      943,919    1,611,702    1,658,664
Federal income taxes of subsidiary...........       1,100        3,300        1,100        5,700
          Net income.........................     924,822      940,619    1,610,602    1,652,964
Undistributed income at beginning of
  period.....................................   1,843,701    1,883,482    1,809,260    2,044,795
                                               ----------   ----------   ----------   ----------
                                                2,768,523    2,824,101    3,419,862    3,697,759
Distributions to unitholders.................     811,803      701,836    1,463,142    1,575,494
                                               ----------   ----------   ----------   ----------
Undistributed income at end of period........  $1,956,720   $2,122,265   $1,956,720   $2,122,265
                                               ==========   ==========   ==========   ==========
Net income per unit..........................  $     0.46   $     0.47   $     0.81   $     0.83
                                               ==========   ==========   ==========   ==========
Distributions per unit.......................  $     0.41   $     0.35   $     0.73   $     0.79
                                               ==========   ==========   ==========   ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                 1998           1997
                                                              -----------    -----------
Cash flows from operating activities:
  Net income................................................  $ 1,610,602    $ 1,652,964
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................           --          1,381
     Equity in undistributed earnings of affiliate..........       15,282         (5,252)
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................       29,949        526,494
       Receivables from affiliate...........................       73,830       (150,442)
       Accounts payable.....................................     (371,832)            --
       Income taxes payable.................................       (3,300)          (300)
                                                              -----------    -----------
          Net cash provided by operating activities.........    1,354,531      2,024,845
                                                              -----------    -----------
Cash flows used in investing activities --
       Purchase of office equipment.........................           --         (2,219)
Cash flows from financing activities -- distributions to
  unitholders...............................................   (1,463,142)    (1,575,494)
                                                              -----------    -----------
          Net increase (decrease) in cash and cash
             equivalents....................................     (108,611)       447,132
                                                              -----------    -----------
Cash and cash equivalents at beginning of period............    1,922,336      1,759,718
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 1,813,725    $ 2,206,850
                                                              ===========    ===========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the Trust annual report on Form 10-K for the fiscal year ended June 30, 1998. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

UNDISTRIBUTED INCOME

     Undistributed income on December 31, 1998 includes $1,202,717 applicable to the Trust and $754,003 applicable to Marine Petroleum Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Marine Petroleum Corporation has provided an account payable of $554,250 to cover possible refunds that may be required upon redetermination of gas prices for royalty payments in prior periods. During the current quarter, Marine Petroleum Corporation determined that $74,000 of the previously established account payable was no longer required. Accordingly accounts payable was reduced and oil and gas royalties was increased by $74,000.

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

GENERAL

     Net income for the three months ended December 31, 1998 amounted to $.46 per unit which was down approximately 2% from the $.47 realized for the three months ended December 31, 1997. Income from royalties increased approximately 2%, including the additional royalty income referred to in the "Notes to Condensed Consolidated Financial Statements -- Accounts Payable." The Trust's equity in the income of Tidelands Royalty Trust B decreased approximately 24% for the current three months as compared to the comparable period a year ago.

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

                                                                PRODUCTION
                                                          ----------------------    NET         CASH
QUARTER                                                   OIL(BBLS)    GAS(MCF)    INCOME   DISTRIBUTION
-------                                                   ----------   ---------   ------   ------------
December 31, 1997.......................................    18,946      241,932     $.47        $.35
March 31, 1998..........................................    10,301      175,595      .34         .51
June 30, 1998...........................................    15,422      153,557      .32         .31
September 30, 1998......................................    12,844      223,920      .34         .33
December 31, 1998.......................................    16,382      346,495      .46         .41

     The Trust's current fiscal year began on July 1, 1998. Since that date, operators have completed 10 new development wells on leases in which the Trust has an interest. Two of the wells were not successful while 8 were completed as either oil or gas producers. At the present time operators have 6 development wells in process and have identified 8 locations for development wells to be drilled in the future. In addition to drilling operations on new wells, the operators work over old wells by re-completing them in other producing formations. Because operators do not report their drilling operations to the Trust, the Trust must rely on public records for information regarding drilling operations.

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

     Important aspects of the Trust's operations are conducted by third parties. These include the production and sale of oil and gas and the calculation and payment of royalties to the Trust, which are conducted by oil and gas companies that lease tracts subject to the Trust's interests. Similarly, the Trust's distributions are processed and paid by the Bank of New York. Any disruption of the Trust's operations that results from Year 2000 problems of these third parties could have a material adverse effect on the Trust. The Trust does not have access to information that would permit it to determine the status of certain of these third parties' efforts to analyze and address Year 2000 issues. The Trust is monitoring these parties' public announcements and disclosure regarding Year 2000 issues, and may seek direct assurances where appropriate, in an effort to ensure that these parties address Year 2000 issues that could adversely affect the Trust.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 1998

     Net income for the quarter ended December 31, 1998 amounted to $924,822 which was approximately 2% less than the $940,619 realized in the comparable period of 1997.

     The volume of oil sold decreased approximately 14% over the comparable period last year, and the average price per barrel of oil decreased to $12.37 per barrel from $18.75 a year ago.

     Natural gas volumes sold increased approximately 43% in the current period from the comparable period last year. Natural gas volumes amounted to 346,495 mcf this period and were 241,932 mcf for the comparable period last year. The average price realized decreased $.35 to $2.15 from $2.50 a year ago. The average price realized for natural gas was affected by the increase in recorded gas revenue due to the $74,000 reduction in the reserve created for possible overpayment of royalties on gas in prior periods. Without this adjustment the average price realized for natural gas during this quarter would have been $1.94. There were no comparable adjustments in the prior year.

     Income from the equity interest in Tidelands decreased approximately 24% in the current period over the comparable period last year due to a decline in oil and natural gas production.

     The quantities of oil and gas sold and the average prices realized (including the equity in Tidelands) for the three months ended December 31, 1998, and those realized in the comparable 1997 quarter, are presented in the following table:

                                                                1998        1997
                                                              --------    --------
OIL
  Barrels sold..............................................    16,382      18,946
  Average price.............................................  $  12.37    $  18.75

NATURAL GAS
  Mcf sold..................................................   346,495     241,932
  Average price.............................................  $   2.15    $   2.50

RESULTS OF OPERATIONS -- SIX MONTHS ENDED DECEMBER 31, 1998

     Net income for the six months ended December 31, 1998 amounted to $1,610,602, which was approximately 3% less than the $1,652,964 realized in the comparable period of 1997.

     The volume of oil sold decreased approximately 21% over the comparable period last year, and the average price per barrel of oil decreased to $13.06 per barrel from $18.21 a year ago.

     Natural gas volumes sold increased approximately 34% in the current period from the comparable period last year. Natural gas volumes amounted to 570,415 mcf this period and were 424,991 mcf for the comparable period last year. The average price realized decreased $.13 to $2.27 from $2.40 a year ago. The decrease in the average price realized for natural gas was affected by an increase in recorded gas revenue due to a $204,000 reduction in the reserve created for possible overpayment of royalties on gas in prior periods. Without this adjustment the average price realized for natural gas during this period would have been $1.91. There were no comparable adjustments in the prior year.

     Income from the equity interest in Tidelands decreased approximately 40% in the current period over the comparable period last year due to a decline in oil and natural gas production.

     Marine Petroleum Corporation has entered into an agreement with NationsBank to provide collection, accounting and reporting services with respect to its overriding royalty properties. During the current period general and administrative expense was increased by a one time set up fee of $19,000.

     The quantities of oil and gas sold and the average prices realized (including the equity in Tidelands) for the six months ended December 31, 1998 and 1997, are presented in the following table:

                                                                1998        1997
                                                              --------    --------
OIL
  Barrels sold..............................................    29,226      36,865
  Average price.............................................  $  13.06    $  18.21

NATURAL GAS
  Mcf sold..................................................   570,415     424,991
  Average price.............................................  $   2.27    $   2.40

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          27.1           -- Financial Data Schedule
          27.2           -- Financial Data Schedule

     (b) Current Reports on Form 8-K:

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST

                                            NationsBank, N.A., Trustee

February 10, 1999                           By:      /s/ JANE J. SHEA
                                              ----------------------------------
                                                         Jane J. Shea
                                                        Vice President

February 10, 1999                                    /s/ R. RAY BELL
                                            ------------------------------------
                                                Principal Accounting Officer

                               INDEX TO EXHIBITS

      EXHIBIT NO.                                  DESCRIPTION
      -----------                                  -----------
          27.1             -- Financial Data Schedules
          27.2             -- Financial Data Schedules