Form 10-Q
period 1999-03-31
MARINE PETROLEUM TRUST
filed 1999-05-14
CIK 62362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________ .
                         COMMISSION FILE NUMBER 0-8565

                             MARINE PETROLEUM TRUST
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        75-6008017
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

 NATIONSBANK, N.A., DBA BANK OF AMERICA, N.A.                    75283-0241
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

                             Yes  X       No
                                 ---         ---

     Indicate number of units of beneficial interest outstanding as of the last practicable date.

Title of Each Class of Units              Number of Units of Beneficial Interest
   of Beneficial Interest                             March 31, 1999
----------------------------              --------------------------------------

UNITS OF BENEFICIAL INTEREST                            2,000,000

================================================================================

                             MARINE PETROLEUM TRUST

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
                PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets March 31, 1999 and
  June 30, 1998.............................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income for the Three Months and Nine Months
  Ended March 31, 1999 and 1998.............................     3

Condensed Consolidated Statements of Cash Flows for the Nine
  Months Ended March 31, 1999 and 1998......................     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
        RISK................................................     9

                   PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     9

Signatures..................................................    10

Exhibit Index...............................................    11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1999 AND JUNE 30, 1998
                                  (UNAUDITED)

                                     ASSETS

                                                               MARCH 31      JUNE 30
                                                                 1999          1998
                                                              ----------    ----------
Current Assets:
  Cash and cash equivalents.................................  $1,841,135    $1,922,336
  Oil and gas royalties receivable..........................     290,099       399,007
  Receivable from affiliate.................................      91,422       116,377
                                                              ----------    ----------
          Total current assets..............................   2,222,656     2,437,720
                                                              ----------    ----------
Investment in affiliate.....................................     332,945       306,670
Office equipment, at cost less accumulated depreciation.....         555           555
Producing oil and gas properties............................           7             7
                                                              ----------    ----------
                                                              $2,556,163    $2,744,952
                                                              ==========    ==========

                             LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable..........................................  $  452,831    $  926,663
  Income taxes payable......................................       8,821         9,021
                                                              ----------    ----------
          Total current liabilities.........................     461,652       935,684
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......           8             8
  Undistributed income......................................   2,094,503     1,809,260
                                                              ----------    ----------
          Total trust equity................................   2,094,511     1,809,268
                                                              ----------    ----------
                                                              $2,556,163    $2,744,952
                                                              ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                    THREE MONTHS               NINE MONTHS
                                               -----------------------   -----------------------
                                                  1999         1998         1999         1998
                                               ----------   ----------   ----------   ----------
Income:
  Oil and gas royalties......................  $  648,852   $  562,845   $2,161,149   $1,996,217
  Equity in earnings of affiliate............     117,859      134,457      267,766      384,689
  Interest income............................      23,506       26,937       74,970       74,837
                                               ----------   ----------   ----------   ----------
                                                  790,217      724,239    2,503,885    2,455,743
                                               ----------   ----------   ----------   ----------
Expenses -- General and administrative.......      39,260       38,230      141,226      111,070
                                               ----------   ----------   ----------   ----------
          Income before federal income
         taxes...............................     750,957      686,009    2,362,659    2,344,673
Federal income taxes of subsidiary...........       3,100          400        4,200        6,100
          Net income.........................     747,857      685,609    2,358,459    2,338,573
Undistributed income at beginning of
  period.....................................   1,956,720    2,122,265    1,809,260    2,044,795
                                               ----------   ----------   ----------   ----------
                                                2,704,577    2,807,874    4,167,719    4,383,368
Distributions to unitholders.................     610,074    1,021,216    2,073,216    2,596,710
                                               ----------   ----------   ----------   ----------
Undistributed income at end of period........  $2,094,503   $1,786,658   $2,094,503   $1,786,658
                                               ==========   ==========   ==========   ==========
Net income per unit..........................  $     0.37   $     0.34   $     1.18   $     1.17
                                               ==========   ==========   ==========   ==========
Distributions per unit.......................  $     0.31   $     0.51   $     1.04   $     1.30
                                               ==========   ==========   ==========   ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                 1999           1998
                                                              -----------    -----------
Cash flows from operating activities:
  Net income................................................  $ 2,358,459    $ 2,338,573
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation...........................................           --          1,936
     Equity in undistributed earnings of affiliate..........      (26,275)       (52,321)
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................      108,908        570,755
       Receivable from affiliate............................       24,955        (45,759)
       Accounts payable.....................................     (473,832)       114,526
       Income taxes payable.................................         (200)           100
                                                              -----------    -----------
          Net cash provided by operating activities.........    1,992,015      2,927,810
                                                              -----------    -----------
Cash flows used in investing activities --
       Purchase of office equipment.........................           --         (2,219)
Cash flows from financing activities -- distributions to
  unitholders...............................................   (2,073,216)    (2,596,710)
                                                              -----------    -----------
          Net increase (decrease) in cash and cash
             equivalents....................................      (81,201)       328,881
                                                              -----------    -----------
Cash and cash equivalents at beginning of period............    1,922,336      1,759,718
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 1,841,135    $ 2,088,599
                                                              ===========    ===========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, are condensed, and should be read in conjunction with the Trust's annual report on Form 10-K for the fiscal year ended June 30, 1998. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated.

UNDISTRIBUTED INCOME

     Undistributed income on March 31, 1999 includes $1,320,779 applicable to the Trust and $773,724 applicable to Marine Petroleum Corporation, the Trust's wholly-owned subsidiary. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Marine Petroleum Corporation has provided an account payable of $452,250 to cover possible refunds that may be required upon redetermination of gas prices for royalty payments in prior periods. During the current quarter, Marine Petroleum Corporation determined that $102,000 of the previously established account payable was no longer required. Accordingly accounts payable was reduced and oil and gas royalties was increased by $102,000.

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

GENERAL

     Net income for the three months ended March 31, 1999 amounted to $.37 per unit which was up approximately 9% from the $.34 realized for the three months ended March 31, 1998. Income from royalties increased approximately 15%, including the additional royalty income referred to in the "Notes to Condensed Consolidated Financial Statements -- Accounts Payable." The Trust's equity in the income of Tidelands Royalty Trust B decreased approximately 12% for the current three months as compared to the comparable period a year ago.

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

                                                                PRODUCTION
                                                          ----------------------    NET         CASH
QUARTER                                                   OIL(BBLS)    GAS(MCF)    INCOME   DISTRIBUTION
-------                                                   ----------   ---------   ------   ------------
March 31, 1998..........................................    10,301      175,595     $.34        $.51
June 30, 1998...........................................    15,422      153,557      .32         .31
September 30, 1998......................................    12,844      223,920      .34         .33
December 31, 1998.......................................    16,382      346,495      .46         .41
March 31, 1999..........................................    17,496      279,145      .37         .31

     The Trust's current fiscal year began on July 1, 1998. Since that date, operators have completed 21 new development wells on leases in which the Trust has an interest. Two of the wells were not successful while 19 were completed as either oil or gas producers. At the present time operators have 9 development wells in process and have identified 10 locations for development wells to be drilled in the future. In addition to drilling operations on new wells, the operators work over old wells by re-completing them in other producing formations. Because operators do not report their drilling operations to the Trust, the Trust must rely on public records for information regarding drilling operations.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 1999

     Net income for the quarters ended March 31, 1999 and March 31, 1998 amounted to $747,857 (including the $102,000 release of the accounts payable reserve) which was approximately 9% more than the $685,609 (including the $52,474 release of the accounts payable reserve) realized in the comparable period of 1998.

     Revenue from oil royalties increased 25% to $149,331 in the current quarter from $119,592 realized in the comparable period a year ago. As shown in the table below, the increase in oil production over the comparable period a year ago was offset by a decline in oil prices realized.

     Revenue from gas royalties increased 13% to $499,521 in the current quarter from $443,254 in the comparable period a year ago. The gas revenue figures include the additional revenue from the reduction of the accounts payable reserve as discussed above. As shown in the table below, while gas production increased over the comparable period a year ago, it was offset by a decline in natural gas prices.

     Income from the equity interest in Tidelands decreased approximately 24% in the current period over the comparable period last year due to a decline in oil and natural gas prices partially offset by an increase in oil and natural gas production.

     The quantities of oil and gas sold and the average prices realized (from current operations without the revenues realized from the reduction of the accounts payable reserve as described above and including the equity in Tidelands) for the three months ended March 31, 1999, and those realized in the comparable 1998 quarter, are presented in the following table:

                                                                1999        1998
                                                              --------    --------
OIL
  Barrels sold..............................................    17,496      10,301
  Average price.............................................  $   8.86    $  12.29

NATURAL GAS
  Mcf sold..................................................   279,145     175,595
  Average price.............................................  $   1.79    $   2.92

RESULTS OF OPERATIONS -- NINE MONTHS ENDED MARCH 31, 1999

     Net income for the nine months ended March 31, 1999 amounted to $2,358,459, (including the $306,000 release of the accounts payable reserve) which was approximately 1% more than the $2,338,573 (including the $52,474 release of the accounts payable reserve) realized in the comparable period of 1998.

     Revenue from oil royalties decreased 31% to $514,895 in the current nine month period from $751,392 realized in the comparable period a year ago. As shown in the table below, there was a decrease in oil production and a decline in oil prices.

     Revenue from gas royalties increased 32% to $1,646,254 in the current nine month period from $1,244,825 realized in the comparable period a year ago. As shown in the table below, there was an increase in gas production over the comparable period a year ago and a decline in natural gas prices.

     Income from the equity interest in Tidelands decreased approximately 30% in the current period over the comparable period last year due to a decline in oil and natural gas prices and in oil and natural gas production.

     Marine Petroleum Corporation has entered into an agreement with NationsBank to provide collection, accounting and reporting services with respect to its overriding royalty properties. During the current period general and administrative expense was increased by a one time set up fee of $19,000.

     The quantities of oil and gas sold and the average prices realized (from current operations without the revenues realized from the reduction of the accounts payable reserve as described above and including the equity in Tidelands) for the nine months ended March 31, 1999 and 1998, are presented in the following table:

                                                                1999        1998
                                                              --------    --------
OIL
  Barrels sold..............................................    46,721      47,166
  Average price.............................................  $  13.61    $  16.92

NATURAL GAS
  Mcf sold..................................................   849,560     600,586
  Average price.............................................  $   1.91    $   2.14

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

                                            MARINE PETROLEUM TRUST

                                            NationsBank, N.A. DBA Bank of
                                            America, N.A., Trustee

May 13, 1999                                By:      /s/ JANE J. SHEA
                                              ----------------------------------
                                                         Jane J. Shea
                                                        Vice President

May 13, 1999                                         /s/ R. RAY BELL
                                            ------------------------------------
                                                Principal Accounting Officer

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          27.1           -- Financial Data Schedule