Form 10-K405
period 1999-06-30
MARINE PETROLEUM TRUST
filed 1999-09-28
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
                             JUNE 30, 1999
                                   OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM ------------------- TO ------------------- .
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

                           C/O THE CORPORATE TRUSTEE:
                             BANK OF AMERICA, N.A.
                   P.O. BOX 830241, DALLAS, TEXAS 75283-0241
              (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code
            (at the office of the Corporate Trustee): (800) 985-0794

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          UNITS OF BENEFICIAL INTEREST
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X    NO __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Units of Beneficial Interest held by non-affiliates of the registrant at August 20, 1999: $25,610,773.

     Number of Units of Beneficial Interest outstanding as of the close of the period covered by this report: September 27, 1999 -- 2,000,000 Units.

                      Documents Incorporated by Reference:

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS-REFERENCE SHEET

     This Form 10-K for the year ended June 30, 1999 of Marine Petroleum Trust is not organized by conventional item numbers and headings contemplated by SEC rules and forms. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

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
              Related Stockholder Matters...................  Market and Investor Information
  Item  6.  Selected Financial Data.........................  Selected Financial Data
  Item  7.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations....................................  Management's Discussion and Analysis of
                                                                Financial Condition and Results of
                                                                Operations
  Item 7A.  Quantitative and Qualitative Disclosures About
              Market Risk...................................  Quantitative and Qualitative
                                                                Disclosures about Market Risk
  Item  8.  Financial Statements and Supplementary Data.....  Financial Statements and Supplementary
                                                                Data
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

     Presently, the leases subject to Marine's interests cover 277,913 gross acres (including Tidelands' interest in 27,312 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and gas reserves are produced. They may also be abandoned by the working interest owner due to failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination if the working interest owner fails to fully develop a lease once it is acquired.

     For the year ended June 30, 1999, approximately 25% of Marine's royalty revenues were attributable to the sale of oil and approximately 75% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by seasonal fluctuations in demand and by changes in the market price for oil and gas. Royalty revenue received by Marine from Chevron and from Pennzenergy Exploration and Production Company ("Pennzenergy") accounted in the aggregate for approximately 76%, 85%, and 81% of Marine's royalty revenue for the years ended June 30, 1999, 1998 and 1997, respectively. In addition, Marine's revenue from its equity interest in Tidelands accounted for approximately 10%, 15%, and 8% of Marine's revenue for the years ended June 30, 1999, 1998 and 1997, respectively. Tidelands has reported that royalty revenues from Burlington Resources, Chevron and Pennzenergy accounted for a substantial portion of Tidelands' royalty revenue for the years ended December 31, 1998, 1997 and 1996.

     Marine derives no revenues from foreign sources and has no export sales.

     Trust Functions. Marine is administered by officers and employees of its Trustee, Bank of America, N.A. MPC employs one individual (its president, treasurer and director) to perform certain management, financial and administrative services for Marine. Except for this individual, all officers and directors of MPC serve without compensation. See "Management and Principal Unitholders."

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

     Marine did not file any reports during the fiscal year ended June 30, 1999 with any federal authority or agency with respect to oil and gas reserves.

     Production. Information regarding the net quantities of oil and gas produced with respect to Marine's interests (including its equity in Tidelands) for each of the last three fiscal years as well as the average sales price per unit of oil and gas produced, upon which payments to Marine are based, is set forth in the following table:

                                                             YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Quantity
  Oil (in barrels ("bbls"))...........................   61,738     62,588     74,556
  Gas (in thousand cubic feet ("mcf"))................  999,049    754,143    997,454
Average Price
  Oil (per bbl.)......................................   $12.38     $15.72     $21.31
  Gas (per mcf).......................................    $1.92      $2.56      $2.39

     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     Productive Wells. Based on the latest information available to Marine and including its equity interest in Tidelands, there were approximately 323 wells subject to Marine's interests actually producing at some time in calendar 1998, some of which contained multiple completions. During calendar 1998, approximately 133 wells produced oil and approximately 190 wells produced gas. Most of the oil wells also produced associated gas and most of the gas wells produced condensate, which is economically the equivalent of oil. See "Difficulty in Obtaining Certain Data" below.

     Drilling Activity. Information concerning wells drilled and completed in which Marine had an interest (including its equity interest in Tidelands) for each of its last three fiscal years is set forth below:

                                WELLS COMPLETED

                                                              YEAR ENDED JUNE 30,
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Development
  Oil.......................................................    8       7       1
  Gas.......................................................   14       8       6
  Suspended*................................................    3      13      18
  Dry.......................................................   10       7       4
                                                               --      --      --
       Totals...............................................   35      35      29
                                                               ==      ==      ==

---------------

* "Suspended" wells are completed wells the classification of which had not been reported at the relevant date.

     Information regarding net wells or acres is not included since Marine does not own any working interests.

     Lease Acreage. Marine has an overriding royalty interest (including by virtue of its equity interest in Tidelands) in 73 different oil and gas leases covering 277,913 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

                   LEASES GRANTED BY (1):                     PRODUCING
                   ----------------------                     ---------
United States...............................................   272,383
State of Texas..............................................       640
State of Louisiana..........................................     4,890
                                                               -------
                                                               277,913
                                                               =======

---------------

(1) Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. There are 9,305 acres located on leases that have commercial production, but the production is not on Marine's overriding royalty area within those leases.

The overriding royalty interest owned by Marine is a fractional interest out of total oil and gas sold, and is free and clear of all operating costs. The actual percentage interest in a lease attributable to Marine's interest varies from lease to lease. The acreage weighted average percentage interest attributable to Marine's interest in all of these leases is .5792%.

     Present Activities. Published reports indicate that 3 wells are being drilled on tracts in which Marine has an interest. Marine also understands from published reports that plans are being made to begin drilling on 18 additional wells.

     The U.S. Department of the Interior conducted a lease sale for the Gulf of Mexico in April and August, 1999. Chevron did not bid on any tracts included in this sale that are located in the 1,370,000 acre area subject to the Tidelands contract (in which Marine has a 32.6% equity interest.)

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

                           UNITHOLDER VOTING MATTERS

     No matter was submitted by Marine during the year ended June 30, 1999 to a vote of unitholders, whether through the solicitation of proxies or otherwise.

     Following the filing of this Annual Report with the SEC, the unitholders will be asked to approve an amendment to the Trust Indenture to extend the life of the trust 20 years beyond the current expiration date of June 1, 2001.

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

                                                         TRADE PRICE
                                                      ------------------    DISTRIBUTIONS
                   QUARTER ENDING                      HIGH        LOW        PER UNIT
                   --------------                     -------    -------    -------------
September 30, 1997..................................   21.125     15.250         .437
December 31, 1997...................................   20.625     16.500         .351
March 31, 1998......................................   18.500     17.000         .511
June 30, 1998.......................................   19.500     17.250         .310

September 30, 1998..................................   17.500     12.125         .326
December 31, 1998...................................   15.250     12.500         .406
March 31, 1999......................................   15.000     12.375         .305
June 30, 1999.......................................   19.000     13.500         .352

     Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On August 26, 1999, these outstanding units were held of record by 727 unitholders.

                            SELECTED FINANCIAL DATA

                                                    (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                                ----------------------------------------------
                                                 1999      1998      1997      1996      1995
                                                ------    ------    ------    ------    ------
STATEMENT OF INCOME AND UNDISTRIBUTED INCOME
  SELECTED DATA
  Income:
     Oil and gas royalties....................  $2,841    $2,577    $3,645    $2,842    $1,857
     Equity in Tidelands......................     328       461       319       385       320
     Interest.................................      98       100       101        92        83
                                                ------    ------    ------    ------    ------
                                                $3,267    $3,138    $4,065    $3,319    $2,260
                                                ------    ------    ------    ------    ------
  Expenses:
     General and administrative...............  $  176    $  146    $  143    $  121    $  118
     Federal income taxes.....................       6        12         8        12         6
                                                ------    ------    ------    ------    ------
                                                $  182    $  158    $  151    $  133    $  124
                                                ------    ------    ------    ------    ------
     Net income...............................  $3,085    $2,980    $3,914    $3,186    $2,136
                                                ======    ======    ======    ======    ======
     Distributions............................  $2,777    $3,216    $3,939    $2,548    $2,287
                                                ======    ======    ======    ======    ======
  Per Unit (2,000,000 outstanding)
     Net income...............................  $ 1.54    $ 1.49    $ 1.96    $ 1.59    $ 1.07
                                                ======    ======    ======    ======    ======
     Distributions............................  $ 1.39    $ 1.61    $ 1.97    $ 1.27    $ 1.14
                                                ======    ======    ======    ======    ======
BALANCE SHEET SELECTED DATA
  Total assets................................  $2,371    $2,745    $2,945    $2,979    $2,338
                                                ======    ======    ======    ======    ======
  Trust equity................................  $2,117    $1,809    $2,045    $2,070    $1,432
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

     Summary Review. Marine's net income for the year ended June 30, 1999 amounted to $3,084,449 ($1.54 per unit) as compared to $2,980,458 ($1.49 per unit) in the previous year. These results include $514,000 and $137,474 realized in fiscal 1999 and 1998, respectively, from reduction of accounts payable as discussed in a following paragraph. Oil production was down approximately 3% and gas production was up approximately 20%. The average price received for oil dropped from $15.72 in fiscal 1998 to $12.38 in the current fiscal year. The average price for gas decreased to $1.92 in the current fiscal year from $2.56 realized in fiscal 1998.

     Income from Marine's equity interest in Tidelands amounted to $328,085 in the current fiscal year and in the previous year it was $461,095. Income from Tidelands contributed approximately 10% of Marine's royalty income for the current year.

     The following table shows the royalty income, the net quantities sold, and the average price received for oil and gas during the past three years including Marine's equity interest in Tidelands and excluding the $514,000 and $137,474 realized in 1999 and 1998 respectively from the reduction of the previously established accounts payable for possible royalty over-payments that management no longer deemed required.

                                                         FOR YEARS ENDED JUNE 30
                                                   ------------------------------------
                                                      1999         1998         1997
                                                   ----------   ----------   ----------
Income from
  Oil royalties..................................  $  764,273   $  983,978   $1,588,476
  Gas royalties..................................   1,914,542    1,931,538    2,379,437
                                                   ----------   ----------   ----------
          Totals.................................  $2,678,815   $2,915,516   $3,967,913
                                                   ----------   ----------   ----------
Net quantities sold
  Oil (bbls).....................................      61,738       62,588       74,556
  Gas (mcf)......................................     999,049      754,143      997,454
Average price
  Oil............................................      $12.38       $15.72       $21.31
  Gas............................................        1.92         2.56         2.39

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

     Important aspects of Marine's operations are conducted by third parties. These include the production and sale of oil and gas and the calculation and payment of royalty payments to Marine, which are conducted by oil and gas companies that lease tracts subject to Marine's interests. Similarly, Marine's distributions are processed and paid by The Bank of New York as the agent for the trustee of Marine. Any disruption of Marine's operations that results from Year 2000 problems of these third parties could have a material adverse effect on Marine. Marine does not have access to information that would permit Marine to determine the status of these third parties' efforts to analyze and address Year 2000 issues. Marine intends to continue to monitor these parties' public announcements and disclosure regarding Year 2000 issues, and to seek direct assurances where appropriate, in an effort to ensure that these parties address Year 2000 issues that could adversely affect Marine. Marine has inquired of certain of these parties regarding their Year 2000 compliance efforts.

     Marine's subsidiary, Marine Petroleum Corporation, has provided an account payable of $244,250 at June 30, 1999 to cover possible refunds that may be required upon redetermination of gas prices for royalty payments in prior periods. During the most recent fiscal year, Marine Petroleum Corporation determined that $514,000 of the previously-established account payable for possible royalty overpayments no longer was required. Accordingly, during the most recent fiscal year, Marine Petroleum Corporation reduced accounts payable, and increased net income by such amount.

     Oil and Gas Royalties -- 1999 and 1998: During fiscal 1999, Marine received, exclusive of its interest in Tidelands, 25% of its royalty income from the sale of oil and 75% from the sale of natural gas. Income from such oil and gas royalties in fiscal 1999 increased 10% from fiscal 1998.

     Oil royalties, exclusive of Marine's interest in Tidelands, during fiscal 1999 ($721,782) were 24% less than oil royalties received in fiscal 1998 ($947,656).

     Natural gas royalties, exclusive of Marine's interest in Tidelands but including $514,000 realized from the reduction of accounts payable which is discussed in the "-- Summary Review" above, during fiscal 1999 ($2,118,772) were 30% more than natural gas royalties received in fiscal 1998 ($1,629,470).

     Interest Income -- 1999 and 1998. Marine's interest income decreased 2% during fiscal 1999 to $97,929 from the $99,915 earned in fiscal 1998, due primarily to an increase in invested funds held for distribution.

     Equity in Tidelands -- 1999 and 1998. Marine owns beneficially 32.6% of the outstanding units of beneficial interest in Tidelands. In fiscal 1999, Marine realized income of $328,085 from its interest in Tidelands, a decrease of 29% from the $461,095 earned in fiscal 1998.

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

     Interest Income -- 1998 and 1997. Marine's interest income during fiscal 1998 decreased to $99,915 from the $100,705 earned in fiscal 1997, due primarily to a decrease in average funds invested.

     Equity in Tidelands -- 1998 and 1997. Marine realized income of $461,095 during fiscal 1998 from its interest in Tidelands, an increase of 44% from the $319,251 earned in fiscal 1997.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 1999, Marine did not have any market risk exposure with regard to any activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index, together with the related notes and the report of KPMG LLP, independent certified public accountants, are presented on pages 12 through 18 hereof.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   12
Financial Statements:
  Consolidated Balance Sheets as of June 30, 1999 and
     1998...................................................   13
  Consolidated Statements of Income and Undistributed Income
     for the Three Years Ended June 30, 1999................   14
  Consolidated Statements of Cash Flows for
     the Three Years Ended June 30, 1999....................   15
  Notes to Consolidated Financial Statements................   16

     See also "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K for further information concerning the financial statements of Marine and its subsidiaries.

     All schedules have been omitted for the reason that they are either not required, not applicable or the required information is included in the financial statements and notes thereto.

                               ACCOUNTING MATTERS

     During fiscal 1999 and 1998, there have been no disagreements between Marine and its independent auditors on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

     Marine is a trust created under the laws of the State of Texas. Marine's Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A., serves as Trustee.

     R. Ray Bell may be considered a significant employee of Marine. Mr. Bell has been involved in the administration of Marine since its inception. He was the chief financial officer of Marine's predecessor and is 72 years old. Since July 1, 1977, he has served as an officer and director of MPC, and will continue to serve in such capacities until the next meeting of directors and shareholders, respectively, of MPC or until his successors are elected and qualified.

                            MANAGEMENT COMPENSATION

     During the fiscal year ended June 30, 1999, Marine paid or accrued fees of $14,126 to Bank of America, N.A., as Trustee. These fees were paid in accordance with the terms of the Trust Indenture, as amended, governing Marine.

                             PRINCIPAL UNITHOLDERS

     The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of June 30, 1999:

                                          AMOUNT AND NATURE OF   PERCENT
  TITLE OF CLASS      NAME AND ADDRESS    BENEFICIAL OWNERSHIP   OF CLASS
  --------------      ----------------    --------------------   --------
Units of Beneficial  L. C. Paslay          286,469 units,          14.32%
  Interest           1020 S. Ocean Blvd.   owned
                     Manalapan, FL 33462   of record
                                           and beneficially*

---------------

* Does not include 27,225 units held in trust in the name of L. C. Paslay, as Co-Trustee with Bank of America, N.A., for the benefit of Patricia L. Martin, daughter of Mr. Paslay.

     There are no executive officers or directors of Marine. Bank of America, N.A. does not beneficially own any units of beneficial interest.

                                 MISCELLANEOUS

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements -- see "Financial Statements and Supplementary Data" above.

     The consolidated financial statements, together with the related notes and the report of KPMG LLP, independent certified public accountants, as contained in the Form 10-K of Tidelands Royalty Trust "B" for its fiscal year ended December 31, 1998 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.

     (b) Reports on Form 8-K -- No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 30, 1999.

     (c) Exhibits:

           3.1        -- Indenture, as amended, of Marine, filed as Exhibit 3 to the Annual Report on Form
                         10-K of Marine Petroleum Trust for the fiscal year ended June 30, 1994, filed with the Securities and Exchange Commission and incorporated by reference herein.
           4.1        -- Form of Certificate evidencing Unit(s) of Beneficial Interest, filed as Exhibit 4 to the Annual Report on Form 10-K of Marine Petroleum Trust for the fiscal year ended
                         June 30, 1994, filed with the Securities and Exchange Commission and incorporated by reference herein.
          21.1        -- Subsidiaries of Marine.
          27.1        -- Financial Data Schedule.

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Marine Petroleum Trust:

     We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary as of June 30, 1999 and 1998 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Dallas, Texas
September 2, 1999

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                     ASSETS

                                                                 1999            1998
                                                              ----------      ----------
Current assets:
  Cash and cash equivalents.................................  $1,659,864      $1,922,336
  Oil and gas royalties receivable..........................     307,657         399,007
  Receivables from affiliate (note 2).......................      80,939         116,377
                                                              ----------      ----------
          Total current assets..............................   2,048,460       2,437,720
                                                              ----------      ----------
Investment in affiliate (note 2)............................     322,070         306,670
Office equipment, net.......................................         555             555
Producing oil and gas properties............................           7               7
                                                              ----------      ----------
                                                              $2,371,092      $2,744,952
                                                              ==========      ==========

                              LIABILITIES AND TRUST EQUITY

Current liabilities:
  Accounts payable (note 3).................................  $  244,250      $  926,663
  Income taxes payable......................................      10,156           9,021
                                                              ----------      ----------
          Total liabilities.................................     254,406         935,684
                                                              ----------      ----------
Trust equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......           8               8
  Undistributed income......................................   2,116,678       1,809,260
                                                              ----------      ----------
          Total trust equity................................   2,116,686       1,809,268
                                                              ----------      ----------
                                                              $2,371,092      $2,744,952
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                        THREE YEARS ENDED JUNE 30, 1999

                                                            1999          1998          1997
                                                         ----------    ----------    ----------
Income:
  Oil and gas royalties................................  $2,840,554    $2,577,126    $3,645,004
  Equity in earnings of affiliate (note 2).............     328,085       461,095       319,251
  Interest income......................................      97,929        99,915       100,705
                                                         ----------    ----------    ----------
                                                          3,266,568     3,138,136     4,064,960
                                                         ----------    ----------    ----------
Expenses:
  General and administrative...........................     176,169       146,366       143,063
                                                         ----------    ----------    ----------
          Income before federal income taxes...........   3,090,399     2,991,770     3,921,897
Federal income taxes of subsidiary.....................       5,950        11,312         7,700
                                                         ----------    ----------    ----------
          Net income...................................   3,084,449     2,980,458     3,914,197
Undistributed income at beginning of year..............   1,809,260     2,044,795     2,069,945
                                                         ----------    ----------    ----------
                                                          4,893,709     5,025,253     5,984,142
Distributions to unitholders...........................   2,777,031     3,215,993     3,939,347
                                                         ----------    ----------    ----------
Undistributed income at end of year....................  $2,116,678    $1,809,260    $2,044,795
                                                         ==========    ==========    ==========
Net income per unit....................................  $     1.54    $     1.49    $     1.96
                                                         ==========    ==========    ==========
Distributions per unit.................................  $     1.39    $     1.61    $     1.97
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE YEARS ENDED JUNE 30, 1999

                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net income........................................  $ 3,084,449    $ 2,980,458    $ 3,914,197
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation...................................           --          1,936            699
     Equity in undistributed earnings of
       affiliate....................................      (15,400)       (21,192)       (18,996)
     Change in assets and liabilities:
       Oil and gas royalties receivable.............       91,350        436,223       (247,305)
       Receivables from affiliate...................       35,438        (51,797)        38,146
       Accounts payable.............................     (682,413)        30,939             --
       Employment tax payable.......................           --             --         (2,459)
       Income taxes payable.........................        1,135          4,263         (5,912)
                                                      -----------    -----------    -----------
            Net cash provided by operating
               activities...........................    2,514,559      3,380,830      3,678,370

Cash flows used in investing activities -- purchase
  of office equipment...............................           --         (2,219)            --

Cash flows used in financing
  activities -- distributions to unitholders........   (2,777,031)    (3,215,993)    (3,939,347)
                                                      -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents.......................................     (262,472)       162,618       (260,977)
Cash and cash equivalents at beginning of year......    1,922,336      1,759,718      2,020,695
                                                      -----------    -----------    -----------

Cash and cash equivalents at end of year............  $ 1,659,864    $ 1,922,336    $ 1,759,718
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE YEARS ENDED JUNE 30, 1999

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

  (d) Undistributed Income

     The Trust indenture agreement provides that the corporate trustee is to distribute all cash in the Trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day. Undistributed income includes $785,532 and $743,519 applicable to the subsidiary corporation at June 30, 1999 and 1998, respectively.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1999

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

     The Trust and its wholly-owned subsidiary had cash equivalents of $1,640,570 and $1,885,861 at June 30, 1999 and 1998, respectively, which consisted of money market accounts and money market mutual funds. For purposes of the statements of cash flows, the Trust considers all investments with initial maturities of three months or less to be cash equivalents.

  (g) Statements of Cash Flows

     The Trust's wholly-owned subsidiary made Federal income tax payments of $4,815, $7,049, and $13,792 during the years ended June 30, 1999, 1998 and 1997, respectively.

  (h) Fair Value of Financial Instruments

     The Trust and its wholly owned subsidiary define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash equivalents, oil and gas royalties receivable, receivables from affiliates, accounts payable, and taxes payable approximate fair value because of the short maturities of those instruments.

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

  (k) Significant Royalty Sources

     Royalty revenue received by Marine from Chevron and from Pennzenergy Exploration and Production Company accounted in the aggregate for approximately 76%, 85% and 81% of Marine's royalty revenue for the years ended June 30, 1999, 1998 and 1997, respectively.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1999

(2) INVESTMENT IN AND RECEIVABLES FROM AFFILIATE -- TIDELANDS ROYALTY TRUST "B"

     At June 30, 1999 and 1998, the Trust owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust "B" ("Tidelands"). The 452,366 units owned by the Trust had a quoted market value of $2,233,557 and $2,827,288 at June 30, 1999 and 1998, respectively.

     The Trust and Tidelands share certain common costs which are allocated based on their respective net revenues.

     The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 1999 and 1998:

                                                                1999        1998
                                                              --------    ---------
Balance at beginning of year................................  $306,670    $ 285,478
Equity in earnings of affiliate.............................   328,085      461,095
Distribution of earnings....................................  (312,685)    (439,903)
                                                              --------    ---------
Balance at end of year......................................  $322,070    $ 306,670
                                                              ========    =========

     At June 30, 1999 and 1998, receivables from affiliate includes $68,212 and $104,523, respectively, of income distributable to the Trust as a Tidelands unitholder.

     The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      JUNE 30
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Cash and cash equivalents...................................  $1,595,149    $1,924,316
Oil and gas royalties receivable............................     129,418       138,934
Other.......................................................       3,476         4,830
                                                              ----------    ----------
                                                              $1,728,043    $2,068,080
                                                              ==========    ==========

                          LIABILITIES AND TRUST EQUITY

Liabilities (including $218,194 and $329,559 payable to
  unitholders
  in 1999 and 1998, respectively)...........................  $  741,001    $1,166,776
Corpus......................................................           2             2
Undistributed income........................................     987,040       901,302
                                                              ----------    ----------
                                                              $1,728,043    $2,068,080
                                                              ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1999

                              STATEMENTS OF INCOME

                                                            YEAR ENDED JUNE 30
                                                  --------------------------------------
                                                     1999          1998          1997
                                                  ----------    ----------    ----------
Income..........................................  $1,149,611    $1,537,607    $1,065,247
Expenses........................................      93,817       108,331        70,531
                                                  ----------    ----------    ----------
     Income before Federal income taxes.........   1,055,794     1,429,276       994,716
Federal income taxes of Tidelands' subsidiary...      11,765        16,150        16,300
                                                  ----------    ----------    ----------
     Net income.................................  $1,044,029    $1,413,126    $  978,416
                                                  ==========    ==========    ==========

     Tidelands is a registrant with the Securities and Exchange Commission and has filed a Form 10-K as of December 31, 1998.

(3) OVERPAID ROYALTIES

     The Trust's subsidiary, Marine Petroleum Corporation, has a remaining account payable of $244,250 at June 30, 1999 to cover possible refunds that may be required upon redetermination of gas prices for royalty payments in prior periods. During fiscal years 1999 and 1998, Marine Petroleum Corporation determined that $514,000 and $137,474, respectively, of the previously-established account payable for possible royalty overpayments no longer was required. Accordingly, during these fiscal years, Marine Petroleum Corporation reduced accounts payable, and increased net income by such amounts.

(4) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for fiscal year 1999 and 1998 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.

                                                                                     NET
                                             OIL AND GAS                            INCOME
                                              ROYALTIES    EXPENSES   NET INCOME   PER UNIT
                                             -----------   --------   ----------   --------
Quarter ended:
  September 30, 1998.......................  $  669,234     58,382      685,780       .34
  December 31, 1998........................     843,063     43,584      924,822       .46
  March 31, 1999...........................     648,852     39,260      747,857       .37
  June 30, 1999............................     679,405     34,943      725,990       .37
                                             ----------    -------    ---------      ----
                                             $2,840,554    176,169    3,084,449      1.54
                                             ==========    =======    =========      ====
Quarter ended:
  September 30, 1997.......................  $  608,210     35,705      712,345       .36
  December 31, 1997........................     825,162     37,135      940,619       .47
  March 31, 1998...........................     562,845     38,230      685,609       .34
  June 30, 1998............................     580,909     35,296      641,885       .32
                                             ----------    -------    ---------      ----
                                             $2,577,126    146,366    2,980,458      1.49
                                             ==========    =======    =========      ====

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 1999

(5) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

     Oil and gas reserve information relating to the Trust's and Tidelands' royalty interests is not presented because such information is not available to the Trust or Tidelands. The Trust's share of oil and gas produced for its royalty interests and the Trust's equity in oil and gas produced for Tidelands' royalty interests were as follows:

                                                            1999      1998      1997
                                                           -------   -------   -------
Trust:
  Oil (barrels)..........................................   57,575    59,343    71,776
                                                           =======   =======   =======
  Gas (mcf)..............................................  869,636   582,594   879,452
                                                           =======   =======   =======
Tidelands:
  Oil (barrels)..........................................    4,163     3,245     2,780
                                                           =======   =======   =======
  Gas (mcf)..............................................  129,413   171,549   118,002
                                                           =======   =======   =======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST
                                              (Registrant)

                                            By: BANK OF AMERICA, N.A.
                                              in its capacity as trustee of
                                              Marine Petroleum Trust and not in
                                              its individual capacity or
                                              otherwise

                                            By:      /s/ JANE J. SHEA
                                              ----------------------------------
                                                         Jane J. Shea
                                                        Vice President

Date: September 27, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            BANK OF AMERICA, N.A.
                                              in its capacity as trustee of
                                              Marine Petroleum Trust and not in
                                              its individual capacity or
                                              otherwise

                                            By:      /s/ JANE J. SHEA
                                              ----------------------------------
                                                         Jane J. Shea
                                                        Vice President

Date: September 27, 1999

                                                     /s/ R. RAY BELL
                                            ------------------------------------
                                                        R. Ray Bell
                                             (Acting Chief Accounting Officer)

Date: September 27, 1999

                               INDEX TO EXHIBITS

        EXHIBITS                                 DESCRIPTION
        --------                                 -----------
           3.1           -- Indenture, as amended, of Marine, filed as Exhibit 3 to the Annual Report on Form 10-K of Marine Petroleum Trust
                            for the fiscal year ended June 30, 1994, filed with the
                            Securities and Exchange Commission and incorporated by
                            reference herein.
           4.1           -- Form of Certificate evidencing Unit(s) of Beneficial
                            Interest, filed as Exhibit 4 to the Annual Report on Form
                            10-K of Marine Petroleum Trust for the fiscal year ended
                            June 30, 1994, filed with the Securities and Exchange
                            Commission and incorporated by reference herein.
          21.1           -- Subsidiaries of Marine.
          27.1           -- Financial Data Schedule.