Form 10-Q
period 1999-12-31
MARINE PETROLEUM TRUST
filed 2000-02-10
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                             Yes   X       No _____

     Indicate number of units of beneficial interest outstanding as of the latest practicable date.

         Title of Each Class of Units              Number of Units of Beneficial Interest
            of Beneficial Interest                           December 31, 1999
         ----------------------------              --------------------------------------
         UNITS OF BENEFICIAL INTEREST                            2,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MARINE PETROLEUM TRUST

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets December 31, 1999 and
  June 30, 1999.............................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income for the Three Months and Six Months
  Ended December 31, 1999 and 1998..........................     3

Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended December 31, 1999 and 1998...................     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISK...............................................     8

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     9

Signatures..................................................    10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1999 AND JUNE 30, 1999
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31     JUNE 30
                                                                 1999           1999
                                                              -----------    ----------
Current Assets:
  Cash and cash equivalents.................................  $1,609,836     $1,659,864
  Oil and gas royalties receivable..........................     437,398        307,657
  Receivable from affiliate.................................      87,729         80,939
                                                              ----------     ----------
          Total current assets..............................   2,134,963      2,048,460
                                                              ----------     ----------
Investment in affiliate.....................................     305,253        322,070
Office equipment, net.......................................         555            555
Producing oil and gas properties............................           7              7
                                                              ----------     ----------
                                                              $2,440,778     $2,371,092
                                                              ==========     ==========

                             LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable..........................................  $   47,583     $  244,250
  Income taxes payable......................................       9,096         10,156
                                                              ----------     ----------
          Total current liabilities.........................      56,679        254,406
                                                              ----------     ----------
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......           8              8
  Undistributed income......................................   2,384,091      2,116,678
                                                              ----------     ----------
          Total trust equity................................   2,384,099      2,116,686
                                                              ----------     ----------
                                                              $2,440,778     $2,371,092
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

                                                       THREE MONTHS               SIX MONTHS
                                                  -----------------------   -----------------------
                                                     1999         1998         1999         1998
                                                  ----------   ----------   ----------   ----------
Income:
  Oil and gas royalties.........................  $1,044,398   $  843,063   $2,048,835   $1,512,297
  Equity in earnings of affiliate...............      84,756      101,465      171,237      149,907
  Interest income...............................      23,001       24,978       45,319       51,464
                                                  ----------   ----------   ----------   ----------
                                                   1,152,155      969,506    2,265,391    1,713,668
Expenses -- General and administrative..........      55,942       43,584       89,776      101,966
                                                  ----------   ----------   ----------   ----------
          Income before Federal income taxes....   1,096,213      925,922    2,175,615    1,611,702
Federal income taxes of subsidiary..............          --        1,100        2,140        1,100
                                                  ----------   ----------   ----------   ----------
          Net income............................   1,096,213      924,822    2,173,475    1,610,602
Undistributed income at beginning of period.....   2,321,426    1,843,701    2,116,678    1,809,260
                                                  ----------   ----------   ----------   ----------
                                                   3,417,639    2,768,523    4,290,153    3,419,862
Distributions to unitholders....................   1,033,548      811,803    1,906,062    1,463,142
                                                  ----------   ----------   ----------   ----------
Undistributed income at end of period...........  $2,384,091   $1,956,720   $2,384,091   $1,956,720
                                                  ==========   ==========   ==========   ==========
Net income per unit.............................  $     0.55   $     0.46   $     1.09   $     0.81
                                                  ==========   ==========   ==========   ==========
Distributions per unit..........................  $     0.51   $     0.41   $     0.95   $     0.73
                                                  ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (UNAUDITED)

                                                                 1999           1998
                                                              -----------    -----------
Cash flows from operating activities:
  Net income................................................  $ 2,173,475    $ 1,610,602
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed earnings of affiliate..........       16,817         15,282
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................     (129,741)        29,949
       Receivable from affiliate............................       (6,790)        73,830
       Accounts payable.....................................     (196,667)      (371,832)
       Income taxes payable.................................       (1,060)        (3,300)
                                                              -----------    -----------
          Net cash provided by operating activities.........    1,856,034      1,354,531
                                                              -----------    -----------
Cash flows from financing activities -- distributions to
  unitholders...............................................   (1,906,062)    (1,463,142)
                                                              -----------    -----------
          Net decrease in cash and cash equivalents.........      (50,028)      (108,611)
                                                              -----------    -----------
Cash and cash equivalents at beginning of period............    1,659,864      1,922,336
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 1,609,836    $ 1,813,725
                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary (Marine Petroleum Corporation), are condensed, and should be read in conjunction with the Trust's annual report on Form 10-K for the fiscal year ended June 30, 1999. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000.

UNDISTRIBUTED INCOME

     Undistributed income on December 31, 1999 includes $1,564,478 applicable to the Trust and $819,613 applicable to Marine Petroleum Corporation. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ACCOUNTS PAYABLE

     Marine Petroleum Corporation has provided an account payable of $47,000 at December 31, 1999 to cover possible refunds that may be required upon redetermination of gas prices for royalty payments in prior periods. During the quarter ended December 31, 1999, Marine Petroleum Corporation determined that $73,250 of the previously established account payable was no longer required. Accordingly accounts payable was reduced and oil and gas royalties was increased by $73,250.

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

GENERAL

     Increased oil and gas prices plus an increase in oil production resulted in a 20% increase in net income for the current quarter as compared to the comparable quarter a year ago.

     Distributions to unitholders amounted to $.51 per unit this quarter, an increase of 24% over the distribution for the comparable quarter a year ago.

     The owners of the leases continue to drill new wells and work over old wells. During the six months ended December 31, 1999, 24 operations were conducted resulting in 8 new oil and 16 new gas wells capable of producing. During the same period there were 6 operations that were unsuccessful.

     The following table presents the net production quantities of oil and gas and net income and distributions per unit for the last five quarters.

                                                                PRODUCTION
                                                          ----------------------    NET         CASH
QUARTER                                                   OIL(BBLS)    GAS(MCF)    INCOME   DISTRIBUTION
-------                                                   ----------   ---------   ------   ------------
December 31, 1998.......................................    16,382      346,495     $.46        $.41
March 31, 1999..........................................    17,496      279,145      .37         .31
June 30, 1999...........................................    15,017      147,655      .36         .35
September 30, 1999......................................    23,388      213,537      .54         .44
December 31, 1999.......................................    24,244      180,380      .55         .51

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

     Important aspects of the Trust's operations are conducted by third parties. As of the date of this report, the Trust has not experienced any significant disruptions to financial or operating activities as a result of the Year 2000 issues. There were no internal system disruptions and the Trust is not aware of any failures affecting third parties that conduct the Trust's operations. The Trust will continue to monitor the situation for any internal or third party disruptions, but expects none at this time. Costs incurred by the Trust related to Year 2000 issues were not material.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

     Net income for the quarter ended December 31, 1999 amounted to $1,096,213 (including the $73,250 release of the accounts payable reserve) which was approximately 19% more than the $924,822 (including the $74,000 release of the accounts payable reserve) realized in the comparable period of 1998.

     Revenue from oil royalties, including the Trust's share of Tidelands' royalties, increased 180% to $568,053 in the current quarter from $202,606 realized in the comparable period a year ago. As shown in the table below, the increase in oil royalties over the comparable period a year ago was due to both increased sales quantities and higher prices.

     Revenue from gas royalties, including the Trust's share of Tidelands' royalties, decreased 24% to $562,968 in the current quarter from $744,171 in the comparable period a year ago. The gas revenue figures include the additional revenue from the reduction of the accounts payable reserve as discussed above. As shown in the table below, gas production decreased over the comparable period a year ago, while there was an increase in natural gas prices.

     Income from the Trust's equity in Tidelands decreased approximately 16% in the current period over the comparable period last year due to a decrease in Tidelands' revenue from natural gas.

     The quantities of oil and gas sold and the average prices realized from current operations for the three months ended December 31, 1999, and those realized in the comparable 1998 quarter, are presented in the following table:

                                                                1999        1998
                                                              --------    --------
OIL
  Barrels sold..............................................    24,244      16,382
  Average price.............................................  $  23.43    $  12.37

GAS
  Mcf sold..................................................   180,380     346,495
  Average price.............................................  $   3.12    $   2.15

RESULTS OF OPERATIONS -- SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

     Net income for the six months ended December 31, 1999 amounted to $2,173,475 (including the $197,250 release of the accounts payable reserve) which was approximately 35% more than the $1,610,602 (including the $204,000 release of the accounts payable reserve) realized in the comparable period of 1998.

     Revenue from oil royalties, including the Trust's share of Tidelands' royalties, increased 163% to $1,004,247 in the current six months from $381,807 realized in the comparable period a year ago. As shown in the table below, the increase in oil royalties over the comparable period a year ago was due to both increased sales quantities and higher prices.

     Revenue from gas royalties, including the Trust's share of Tidelands' royalties, decreased 6% to $1,219,983 in the current six months from $1,296,606 in the comparable period a year ago. The gas revenue figures include the additional revenue from the reduction of the accounts payable reserve as discussed above. As shown in the table below, gas production decreased over the comparable period a year ago, while there was an increase in natural gas prices.

     Income from the Trust's equity in Tidelands increased approximately 14% in the current period over the comparable period last year due to an increase in Tidelands' revenue from oil.

     The quantities of oil and gas sold and the average prices realized from current operations for the six months ended December 31, 1999, and those realized in the comparable 1998 period, are presented in the following table:

                                                                1999       1998
                                                              --------   --------
OIL
  Barrels sold..............................................    47,631     29,226
  Average price.............................................  $  21.08   $  13.06
GAS
  Mcf sold..................................................   393,917    570,415
  Average price.............................................  $   3.10   $   2.27

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

                                            MARINE PETROLEUM TRUST

                                            Bank of America, N.A., Trustee

February 10, 2000                           By:   /s/ CINDY STOVER MILLER
                                              ----------------------------------
                                                     Cindy Stover Miller
                                                        Vice President

February 10, 2000                                    /s/ R. RAY BELL
                                            ------------------------------------
                                                Principal Accounting Officer

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          27.1           -- Financial Data Schedule