Form 10-K405
period 2000-06-30
MARINE PETROLEUM TRUST
filed 2000-09-27
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2000.

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________________ TO
     ______________________.

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Units of Beneficial Interest held by non-affiliates of the registrant at September 21, 2000: $36,412,534.

     Number of Units of Beneficial Interest outstanding as of September 21, 2000 -- 2,000,000 Units.

                      Documents Incorporated by Reference:

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             CROSS-REFERENCE SHEET

     This Form 10-K for the year ended June 30, 2000 of Marine Petroleum Trust is not organized by conventional item numbers and headings contemplated by SEC rules and forms. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

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

                                    GENERAL

                                   THE TRUST

     Organization. Marine Petroleum Trust ("Marine") is a royalty trust created in 1956 under the laws of the State of Texas. Marine is not permitted to engage in any business activity inasmuch as it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between Marine's predecessors and Gulf Oil Corporation ("Gulf"). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation ("Chevron"), Elf Exploration, Inc. ("Elf"), and their assignees.

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

     The Indenture also provides that the term of the royalty trust created thereby will expire on June 1, 2001 unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. Following the filing of this Annual Report, the unitholders will be asked to approve an amendment to the Indenture to extend the life of Marine beyond the expiration date.

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

     The contracts creating these interests were entered into between predecessors of Marine and Gulf, and relate to two different types of interests. One type of interest is an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, gas, or other minerals produced and sold. Marine's overriding royalty interest applies only to existing leases and does not apply to new leases. The second interest is Marine's 32.6% equity interest in Tidelands Royalty Trust "B" ("Tidelands"), a separate Texas trust, which owns similar interests in any oil, gas, or other mineral lease acquired by Gulf and/or its transferees and assignees in a 1,370,000-acre area (divided into 60 tracts) of the Gulf of Mexico (the "Royalty Area") during a 50-year period ending April 30, 2001. Tidelands' interest in each tract consists of (i) a production payment, which reverts to an overriding royalty, on oil and gas and
(ii) an overriding royalty on other minerals. The production payment is payable out of 12.5% of the value at the well of oil and gas produced and sold from leases on a subject tract until Tidelands has earned $1,500,000 on such tract. The production payment then reverts to an overriding royalty interest equal to approximately 4.17% of the value at the well of oil and gas sold from the tract. Tidelands' overriding royalty interest on minerals other than oil and gas is payable at the rate of 4.17% of the value of such minerals sold from the property. Marine, through its ownership of units of beneficial interest in Tidelands, derives a 32.6% interest in the production payments and overriding royalties of Tidelands.

     Presently, the leases subject to Marine's interests cover 272,913 gross acres (including Tidelands' interest in 27,312 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and gas reserves are produced. They may also be abandoned by the working interest owner due to failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination if the working interest owner fails to fully develop a lease once it is acquired.

     For the year ended June 30, 2000, approximately 53% of Marine's royalty revenues were attributable to the sale of oil and approximately 47% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by seasonal fluctuations in demand and by changes in the market price for oil and gas. Royalty revenue received by Marine from Chevron and from Pennzenergy Exploration and Production Company ("Pennzenergy") accounted in the aggregate for approximately 81%, 76% and 85%, of Marine's royalty revenue for the years ended June 30, 2000, 1999, and 1998, respectively. Chevron accounted for 71%, 55% and 63% of Marine's royalty revenue for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Pennzenergy accounted for 10%, 21% and 22% of Marine's royalty revenue for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. In addition, Marine's revenue from its equity interest in Tidelands accounted for approximately 6%, 10% and 15%, of Marine's revenue for the years ended June 30, 2000, 1999, and 1998, respectively. Tidelands has reported that royalty revenues from American Explorer Company, Burlington Resources, Chevron and Pennzenergy accounted for a substantial portion of Tidelands' royalty revenue for the years ended December 31, 1999, 1998, and 1997.

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

     Important aspects of Marine's operations are conducted by third parties. These include the production and sale of oil and gas and the calculation of royalty payments to Marine, which are conducted by oil and gas companies that lease tracts subject to Marine's interests. Similarly, Marine's distributions are processed and paid by The Bank of New York as the agent for the trustee of Marine.

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

     Marine did not file any reports during the fiscal year ended June 30, 2000 with any federal authority or agency with respect to oil and gas reserves.

     Production. Information regarding the net quantities of oil and gas produced with respect to Marine's over-riding royalty interests (excluding its equity in Tidelands and excluding the income realized from the reduction of the amounts reserved for royalty over-payments) for each of the last three fiscal years as well as the average sales price per unit of oil and gas produced, upon which payments to Marine are based, is set forth in the following table:

                                                             YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                         2000      1999(1)    1998(1)
                                                        -------    -------    -------
Quantity
  Oil (in barrels ("bbls"))...........................   92,837     57,575     59,343
  Gas (in thousand cubic feet ("mcf"))................  807,837    869,636    582,594
Average Price
  Oil (per bbl).......................................   $24.51     $12.54     $15.97
  Gas (per mcf).......................................    $2.48      $1.85      $2.56

-------------------------

(1) Prior year numbers have been revised to conform to the current year's presentation.

     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     Productive Wells. Based on the latest information available to Marine and including its equity interest in Tidelands, there were approximately 322 wells subject to Marine's interests actually producing at some time in calendar 1999, some of which contained multiple completions. During calendar 1999, approximately 126 wells produced oil and approximately 196 wells produced gas. Most of the oil wells also produced associated gas and most of the gas wells produced condensate, which is economically the equivalent of oil. See "Difficulty in Obtaining Certain Data" below.

     Drilling Activity. Information concerning the results of operations on leases in which Marine had an interest (including its equity interest in Tidelands) for each of its last three fiscal years is set forth below:

                                                                YEAR ENDED JUNE 30,
                                                             --------------------------
                                                             2000    1999(1)    1998(1)
                                                             ----    -------    -------
Development
  Oil......................................................   21       24         13
  Gas......................................................   36       36         23
  Suspended*...............................................    6        4         13
  Dry......................................................    5       10          8
                                                              --       --         --
       Totals..............................................   68       74         57
                                                              ==       ==         ==

---------------

 * "Suspended" wells are completed wells the classification of which had not been reported at the relevant date.

(1) Prior year numbers have been revised to conform to the current year's presentation.

     Information regarding net wells or acres is not included since Marine does not own any working interests.

     Lease Acreage. Marine has an overriding royalty interest (including by virtue of its equity interest in Tidelands) in 73 different oil and gas leases covering 272,913 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

                   LEASES GRANTED BY (1):                     PRODUCING
                   ----------------------                     ---------
United States...............................................   267,383
State of Texas..............................................       640
State of Louisiana..........................................     4,890
                                                               -------
                                                               272,913
                                                               =======

---------------

(1) Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. There are 9,305 acres located on leases that have commercial production, but the production is not on Marine's overriding royalty area within those leases.

The overriding royalty interest owned by Marine is a fractional interest out of total oil and gas sold, and is free and clear of all operating costs. The actual percentage interest in a lease attributable to Marine's interest varies from lease to lease. The acreage weighted average percentage interest attributable to Marine's interest in all of these leases is .5864%.

     Present Activities. Published reports from third parties indicate that 10 wells are being drilled on tracts in which Marine has an interest. Marine also understands from published reports of third parties that operators have designated locations for 14 additional wells. Marine cannot assure the unitholders that these wells will be drilled and if drilled that they will be successful.

     The U.S. Department of the Interior conducted a lease sale for the Gulf of Mexico in April and August, 2000. Chevron did not bid on any tracts included in this sale that are located in the 1,370,000 acre area subject to the Tidelands contract (in which Marine has a 32.6% equity interest.)

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

                           UNITHOLDER VOTING MATTERS

     No matter was submitted by Marine during the year ended June 30, 2000 to a vote of unitholders, whether through the solicitation of proxies or otherwise.

     Following the filing of this Annual Report with the SEC, the unitholders will be asked to approve an amendment to the Indenture to extend the life of the trust beyond the current expiration date of June 1, 2001.

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

     If the Indenture is not extended then the trust underlying Marine will be terminated. Upon termination of the trust (other than by the transfer of all the trust estate to a corporation pursuant to the provisions of the Indenture, as described above), the Trustee, after paying all of the obligations of the trust, shall transfer to an agent appointed by the holders of the units owning a majority of the outstanding units, by recordable assignments but without warranty, the interests in the trust estate. Prior to termination of the trust, no unitholder shall have any legal title in or to any of the properties comprising the trust estate nor the right to secure any partition thereof.

     Unitholders owning ten percent (10%) or more of the outstanding units may at any time direct the Trustee to conduct an investigation to determine whether the Trustee is receiving all revenues properly accruing to Marine's trust estate. The Trustee may be removed by unitholders owning a majority of the outstanding units. The unitholders owning eighty percent (80%) of the outstanding units may amend and modify the Indenture or any contract, agreement or undertaking which constitutes a part of the trust estate, but no such amendment may change the nature of the trust from that of a purely ministerial trust, nor can there be any change in the rights or responsibilities of the Trustee without its consent. However, no such change shall be made with respect to any amendment to the Indenture if the Trustee shall receive written objection from any unitholder within 20 days from the date of mailing to the unitholders of the first notice of the proposed consent. Each unitholder has the right to examine, inspect and audit all records relating to the trust estate.

                                   FINANCIAL

                        MARKET AND INVESTOR INFORMATION

     The units of beneficial interest in Marine trade on the Nasdaq SmallCap Market under the symbol "MARPS". Distributions of cash are made to unitholders quarterly. The following table presents the range of high and low trade prices by quarter for the past two years as reported by the OTC Market Report. The per unit amount of cash distributed to unitholders for each of these quarters is also presented in the table.

                                                         TRADE PRICE
                                                      ------------------    DISTRIBUTIONS
                   QUARTER ENDING                      HIGH        LOW        PER UNIT
                   --------------                     -------    -------    -------------
September 30, 1999..................................   15.750     13.875         .436
December 31, 1999...................................   15.750     13.500         .517
March 31, 2000......................................   16.000     13.750         .555
June 30, 2000.......................................   15.938     14.500         .643
September 30, 1998..................................   17.500     12.125         .326
December 31, 1998...................................   15.250     12.500         .406
March 31, 1999......................................   15.000     12.375         .305
June 30, 1999.......................................   19.000     13.500         .352

     Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On September 12, 2000, these outstanding units were held of record by 684 unitholders.

     Marine must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. Such distributions have been made since the third quarter of 1977 and will continue so long as the income from oil and gas royalties exceeds administrative costs.

     Distributions fluctuate from quarter to quarter due to changes in oil and gas prices and production quantities. Distributions, however, are determined by the cash available to Marine on the determination date.

                            SELECTED FINANCIAL DATA

                                                    (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                                ----------------------------------------------
                                                 2000      1999      1998      1997      1996
                                                ------    ------    ------    ------    ------
STATEMENT OF INCOME AND UNDISTRIBUTED INCOME
  SELECTED DATA
  Income:
     Oil and gas royalties....................   4,526    $2,841    $2,577    $3,645    $2,842
     Equity in Tidelands......................     318       328       461       319       385
     Interest.................................      92        98       100       101        92
                                                ------    ------    ------    ------    ------
                                                 4,936    $3,267    $3,138    $4,065    $3,319
                                                ------    ------    ------    ------    ------
  Expenses:
     General and administrative...............     180    $  176    $  146    $  143    $  121
     Federal income taxes of subsidiary.......      12         6        12         8        12
                                                ------    ------    ------    ------    ------
                                                   192    $  182    $  158    $  151    $  133
                                                ------    ------    ------    ------    ------
     Net income...............................   4,744    $3,085    $2,980    $3,914    $3,186
                                                ======    ======    ======    ======    ======
     Distributions............................   4,300    $2,777    $3,216    $3,939    $2,548
                                                ======    ======    ======    ======    ======
  Per Unit (2,000,000 outstanding)
     Net income...............................  $ 2.37    $ 1.54    $ 1.49    $ 1.96    $ 1.59
                                                ======    ======    ======    ======    ======
     Distributions............................  $ 2.15    $ 1.39    $ 1.61    $ 1.97    $ 1.27
                                                ======    ======    ======    ======    ======
BALANCE SHEET SELECTED DATA
  Total assets................................  $2,570    $2,371    $2,745    $2,945    $2,979
                                                ======    ======    ======    ======    ======
  Trust equity................................  $2,560    $2,117    $1,809    $2,045    $2,070
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

     Summary Review. Marine's net income for the year ended June 30, 2000 amounted to $4,743,594 or $2.37 per unit as compared to $3,084,449 or $1.54 per unit in fiscal 1999 and $2,980,458 or $1.49 per unit in fiscal 1998. These results include $244,250, $514,000 and $137,474 realized in fiscal 2000, 1999 and 1998, respectively, from reduction of an accounts payable provided by MPC to cover possible refunds that may have been required upon redetermination of gas prices for royalty payments in prior periods. During fiscal 2000 MPC determined that the accounts payable was no longer required and accordingly reduced the accounts payable to zero and increased income before federal income taxes by $244,250.

     These results also include income from Marine's equity interest in Tidelands which amounted to $318,072 for fiscal 2000, and for fiscal 1999 and 1998 it was $328,085 and $461,095, respectively. Income from Tidelands contributed approximately 6% of Marine's royalty income for fiscal 2000 as compared to 10% and 15% of Marine's royalty income for fiscal 1999 and fiscal 1998, respectively.

     Marine's administrative expenses and interest income were approximately the same during the past three years. The changes in net income are primarily the result of changes in oil and gas royalties.

     Higher oil prices and increased production during fiscal 2000 resulted in an increase in oil royalties over the amount realized in fiscal 1999. Oil royalties declined in fiscal 1999 from the amounts realized in fiscal 1998 due to a decrease in the price received for oil and a decline in production.

     Higher gas prices and increased production during fiscal 2000 resulted in an increase in gas royalties over those realized in fiscal 1999. While gas prices declined in fiscal 1999, the decrease was offset by an increase in production, which produced an increase in gas royalties over those realized in fiscal 1998.

     Marine believes that the drilling and work-over program of the operating companies, which has resulted in an average of 66 new completions over the past three years, is primarily responsible for maintaining the number of producing wells at approximately 300 for the past three fiscal years.

     The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and gas during the past three years excluding Marine's equity interest in Tidelands and the $244,250, $514,000 and $137,474 realized in fiscal 2000, fiscal 1999 and fiscal 1998, respectively, from the reduction of the previously established accounts payable for possible royalty over-payments that management no longer deemed required.

                                                         FOR YEARS ENDED JUNE 30
                                                   ------------------------------------
                                                      2000       1999(1)      1998(1)
                                                   ----------   ----------   ----------
Income from
  Oil royalties..................................  $2,275,447   $  721,782   $  947,656
  Gas royalties..................................   2,006,664    1,604,772    1,491,996
                                                   ----------   ----------   ----------
          Totals.................................  $4,282,111   $2,326,554   $2,439,652
                                                   ----------   ----------   ----------
Net quantities sold
  Oil (bbls).....................................      92,837       57,575       59,343
  Gas (mcf)......................................     807,837      869,636      582,594
Average price
  Oil............................................  $    24.51   $    12.54   $    15.97
  Gas............................................  $     2.48   $     1.85   $     2.56

---------------

(1) 1999 and 1998 numbers have been revised to conform to the current year's presentation.

     Oil and Gas Royalties -- 2000 and 1999: During fiscal 2000, Marine received approximately 53% of its royalty income from the sale of oil and 47% from the sale of natural gas. Income from such oil and gas royalties in fiscal 2000 increased approximately 84% from fiscal 1999.

     Oil royalties during fiscal 2000 in the amount of $2,275,447 were 215% more than oil royalties received in fiscal 1999 in the amount of $721,782, due to an increase in the quantity of oil sold and in the average price received.

     Natural gas royalties during fiscal 2000 in the amount of $2,006,664 were 25% higher than natural gas royalties received in fiscal 1999 in the amount of $1,604,772. The increase was due to an increase in the price received that was partially offset by a decrease in the quantity of natural gas sold.

     Oil and Gas Royalties -- 1999 and 1998: During fiscal 1999, Marine received 31% of its royalty income from the sale of oil and 69% from the sale of natural gas. Income from such oil and gas royalties in fiscal 1999 decreased 5% from fiscal 1998.

     Oil royalties during fiscal 1999 in the amount of $721,782 were 24% less than oil royalties received in fiscal 1998 in the amount of $947,656.

     Natural gas royalties during fiscal 1999 in the amount of $1,604,772 were 8% more than natural gas royalties received in fiscal 1998 in the amount of $1,491,996.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2000, Marine did not have any market risk exposure with regard to any activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index, together with the related notes and the report of KPMG LLP, independent certified public accountants, are presented on pages 12 through 18 hereof.

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   12
Financial Statements:
  Consolidated Balance Sheets as of June 30, 2000 and
     1999...................................................   13
  Consolidated Statements of Income and Undistributed Income
     for the Three Years Ended June 30, 2000................   14
  Consolidated Statements of Cash Flows for
     the Three Years Ended June 30, 2000....................   15
  Notes to Consolidated Financial Statements................   16

     See also "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K for further information concerning the financial statements of Marine and its subsidiaries.

     All schedules have been omitted for the reason that they are either not required, not applicable or the required information is included in the financial statements and notes thereto.

                               ACCOUNTING MATTERS

     During fiscal 2000 and 1999, there have been no disagreements between Marine and its independent auditors on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

     Marine is a trust created under the laws of the State of Texas. Marine's Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A., serves as Trustee.

     R. Ray Bell may be considered a significant employee of Marine. Mr. Bell has been involved in the administration of Marine since its inception. He was the chief financial officer of Marine's predecessor and is 73 years old. Since July 1, 1977, he has served as an officer and director of MPC, and will continue to serve in such capacities until the next meeting of directors and shareholders, respectively, of MPC or until his successors are elected and qualified.

                            MANAGEMENT COMPENSATION

     During the fiscal year ended June 30, 2000, Marine paid or accrued fees of $26,188 to Bank of America, N.A., as Trustee. These fees are paid in accordance with the terms of the Indenture, as amended, governing Marine.

                             PRINCIPAL UNITHOLDERS

     The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of June 30, 2000:

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

                                 MISCELLANEOUS

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements -- see "Financial Statements and Supplementary Data" above.

     The consolidated financial statements, together with the related notes and the report of KPMG LLP, independent certified public accountants, as contained in the Form 10-K of Tidelands Royalty Trust "B" for its fiscal year ended December 31, 1999 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.

     (b) Reports on Form 8-K -- No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 30, 2000.

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

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Marine Petroleum Trust:

     We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary as of June 30, 2000 and 1999 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ KPMG LLP

Dallas, Texas
September 15, 2000

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                     ASSETS

                                                                 2000            1999
                                                              ----------      ----------
Current assets:
  Cash and cash equivalents.................................  $1,681,598      $1,659,864
  Oil and gas royalties receivable..........................     486,708         307,657
  Receivables from affiliate (note 2).......................      95,002          80,939
                                                              ----------      ----------
          Total current assets..............................   2,263,308       2,048,460
                                                              ----------      ----------
Investment in affiliate (note 2)............................     306,401         322,070
Office equipment, net.......................................         555             555
Producing oil and gas properties............................           7               7
                                                              ----------      ----------
                                                               2,570,271      $2,371,092
                                                              ==========      ==========

                              LIABILITIES AND TRUST EQUITY

Current liabilities:
  Accounts payable (note 3).................................  $       88      $  244,250
  Income taxes payable......................................      10,182          10,156
                                                              ----------      ----------
          Total liabilities.................................      10,270         254,406
                                                              ----------      ----------
Trust equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......           8               8
  Undistributed income......................................   2,559,993       2,116,678
                                                              ----------      ----------
          Total trust equity................................   2,560,001       2,116,686
                                                              ----------      ----------
                                                              $2,570,271      $2,371,092
                                                              ==========      ==========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                        THREE YEARS ENDED JUNE 30, 2000

                                                            2000          1999          1998
                                                         ----------    ----------    ----------
Income:
  Oil and gas royalties................................  $4,526,361    $2,840,554    $2,577,126
  Equity in earnings of affiliate (note 2).............     318,072       328,085       461,095
  Interest income......................................      92,399        97,929        99,915
                                                         ----------    ----------    ----------
                                                          4,936,832     3,266,568     3,138,136
Expenses:
  General and administrative...........................     180,832       176,169       146,366
                                                         ----------    ----------    ----------
          Income before federal income taxes...........   4,756,000     3,090,399     2,991,770
Federal income taxes of subsidiary.....................      12,406         5,950        11,312
                                                         ----------    ----------    ----------
          Net income...................................   4,743,594     3,084,449     2,980,458
Undistributed income at beginning of year..............   2,116,678     1,809,260     2,044,795
                                                         ----------    ----------    ----------
                                                          6,860,272     4,893,709     5,025,253
Distributions to unitholders...........................   4,300,279     2,777,031     3,215,993
                                                         ----------    ----------    ----------
Undistributed income at end of year....................  $2,559,993    $2,116,678    $1,809,260
                                                         ==========    ==========    ==========
Net income per unit....................................  $     2.37    $     1.54    $     1.49
                                                         ==========    ==========    ==========
Distributions per unit.................................  $     2.15    $     1.39    $     1.61
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE YEARS ENDED JUNE 30, 2000

                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Cash flows from operating activities:
  Net income........................................  $ 4,743,594    $ 3,084,449    $ 2,980,458
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation...................................           --             --          1,936
     Equity in undistributed earnings of
       affiliate....................................       15,669        (15,400)       (21,192)
     Change in assets and liabilities:
       Oil and gas royalties receivable.............     (179,051)        91,350        436,223
       Receivables from affiliate...................      (14,063)        35,438        (51,797)
       Accounts payable.............................     (244,162)      (682,413)        30,939
       Income taxes payable.........................           26          1,135          4,263
                                                      -----------    -----------    -----------
            Net cash provided by operating
               activities...........................    4,322,013      2,514,559      3,380,830

Cash flows used in investing activities -- purchase
  of office equipment...............................           --             --         (2,219)

Cash flows used in financing
  activities -- distributions to unitholders........   (4,300,279)    (2,777,031)    (3,215,993)
                                                      -----------    -----------    -----------

Net increase (decrease) in cash and cash
  equivalents.......................................       21,734       (262,472)       162,618
Cash and cash equivalents at beginning of year......    1,659,864      1,922,336      1,759,718
                                                      -----------    -----------    -----------

Cash and cash equivalents at end of year............  $ 1,681,598    $ 1,659,864    $ 1,922,336
                                                      ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE YEARS ENDED JUNE 30, 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) General

     The Marine Petroleum Trust ("Marine") was established on June 1, 1956 with the transfer of property to Marine consisting of certain contract rights, units of beneficial interest and common stock in exchange for units of beneficial interest in Marine. The contract rights entitled Marine to receive a .0075 overriding royalty interest in oil, gas and other mineral leasehold interests acquired by Gulf Oil Corporation, now Chevron U.S.A., Inc. ("Chevron"), a subsidiary of Chevron Corporation, in certain areas of the Gulf of Mexico prior to January 1, 1980.

     Marine must distribute all income, after paying its liabilities and obligations, to the unitholders during the months of March, June, September and December each year. It cannot invest any of its money for any purpose and cannot engage in a trade or business.

     A Louisiana trust can only exist for a short period of time; therefore, the unitholders assigned their contract rights off-shore of Louisiana to Marine Petroleum Corporation, a wholly-owned subsidiary of Marine, ("MPC") reserving a 98% net profits interest to themselves. The net profits interest contract was transferred to Marine along with the other properties. Marine is authorized to pay expenses of MPC should it be necessary.

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

     Following the filing of this Annual Report with the SEC, the unitholders will be asked to approve an amendment to the Indenture to extend the life of the trust beyond the current expiration date of June 1, 2001.

  (b) Principles of Consolidation

     The consolidated financial statements include Marine and its wholly-owned subsidiary, MPC. All material intercompany accounts and transactions have been eliminated in consolidation.

  (c) Producing Oil and Gas Properties

     At the time Marine was established, no determinable market value was available for the assets transferred to Marine; consequently, nominal values were assigned. Accordingly, no allowance for depletion has been computed.

     All income from oil and gas royalties relate to proved developed oil and gas reserves.

  (d) Undistributed Income

     Marine's indenture agreement provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day. Undistributed income includes $855,397 and $785,532 applicable to MPC at June 30, 2000 and 1999, respectively.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 2000

  (e) Federal Income Taxes

     No provision has been made for Federal income taxes on Marine's income since such taxes are the liability of the unitholders. Federal income taxes have been provided on the income of MPC, excluding the 98% net profits interest to be distributed to Marine and deducting statutory depletion.

  (f) Credit Risk Concentration and Cash Equivalents

     Financial instruments which potentially subject Marine and MPC to concentrations of credit risk are primarily investments in cash equivalents and receivables. Marine and MPC place their cash investments with financial institutions or companies that management considers credit worthy and limit the amount of credit exposure from any one financial institution or company. Marine has not experienced significant problems collecting its receivables in the past.

     Marine and MPC had cash equivalents of $1,611,902 and $1,640,570 at June 30, 2000 and 1999, respectively, which consisted of money market accounts and money market mutual funds. For purposes of the statements of cash flows, Marine considers all investments with initial maturities of three months or less to be cash equivalents.

  (g) Statements of Cash Flows

     MPC made Federal income tax payments of $12,380, $4,815 and $7,049 during the years ended June 30, 2000, 1999 and 1998, respectively.

  (h) Fair Value of Financial Instruments

     Marine and MPC define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash equivalents, oil and gas royalties receivable, receivables from affiliates, accounts payable, and taxes payable approximate fair value because of the short maturities of those instruments.

  (i) Use of Estimates

     Management of Marine and MPC has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (j) Income Per Unit

     Income per unit is calculated by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.

  (k) Significant Royalty Sources

     Royalty revenue received by Marine from producers is summarized as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Chevron.....................................................   71%     55%     63%
Pennzenergy.................................................   10%     21%     22%
Others......................................................   19%     24%     15%
                                                              ---     ---     ---
                                                              100%    100%    100%
                                                              ===     ===     ===

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 2000

(2) INVESTMENT IN AND RECEIVABLES FROM AFFILIATE -- TIDELANDS ROYALTY TRUST "B"

     At June 30, 2000 and 1999, Marine owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust "B" ("Tidelands"). The 452,366 units owned by Marine had a quoted market value of $1,837,737 and $2,233,557 at June 30, 2000 and 1999, respectively.

     Marine and Tidelands share certain common costs which are allocated based on their respective net revenues.

     The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 2000 and 1999:

                                                                2000         1999
                                                              ---------    ---------
Balance at beginning of year................................  $ 322,070    $ 306,670
Equity in earnings of affiliate.............................    318,072      328,085
Distribution of earnings....................................   (333,741)    (312,685)
                                                              ---------    ---------
Balance at end of year......................................  $ 306,401    $ 322,070
                                                              =========    =========

     At June 30, 2000 and 1999, receivables from affiliate includes $82,765 and $68,212, respectively, of income distributable to Marine as a Tidelands unitholder.

     The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      JUNE 30
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Cash and cash equivalents...................................  $1,448,800    $1,595,149
Oil and gas royalties receivable............................     104,632       129,418
Other.......................................................         579         3,476
                                                              ----------    ----------
                                                              $1,554,011    $1,728,043
                                                              ==========    ==========

                          LIABILITIES AND TRUST EQUITY

Liabilities (including $262,797 and $218,194 payable to
  unitholders
  in 2000 and 1999, respectively)...........................  $  614,975    $  741,001
Corpus......................................................           2             2
Undistributed income........................................     939,034       987,040
                                                              ----------    ----------
                                                              $1,554,011    $1,728,043
                                                              ==========    ==========

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 2000

                              STATEMENTS OF INCOME

                                                            YEAR ENDED JUNE 30
                                                  --------------------------------------
                                                     2000          1999          1998
                                                  ----------    ----------    ----------
Income..........................................  $1,081,252    $1,149,611    $1,537,607
Expenses........................................      88,149        93,817       108,331
                                                  ----------    ----------    ----------
     Income before Federal income taxes.........     993,103     1,055,794     1,429,276
Federal income taxes of Tidelands' subsidiary...      18,285        11,765        16,150
                                                  ----------    ----------    ----------
     Net income.................................  $  974,818    $1,044,029    $1,413,126
                                                  ==========    ==========    ==========

     Tidelands is a registrant with the Securities and Exchange Commission and has filed a Form 10-K as of December 31, 1999.

(3) OVERPAID ROYALTIES

     During fiscal years 2000, 1999 and 1998, MPC determined that $244,250, $514,000 and $137,474, respectively, of the previously-established accounts payable for possible royalty overpayments was no longer deemed required. Accordingly, during these fiscal years, MPC reduced accounts payable and increased income before federal income taxes by such amounts.

(4) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following quarterly financial information for fiscal year 2000 and 1999 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.

                                                                                     NET
                                             OIL AND GAS                            INCOME
                                              ROYALTIES    EXPENSES   NET INCOME   PER UNIT
                                             -----------   --------   ----------   --------
Quarter ended:
  September 30, 1999.......................  $1,004,437     33,834    1,077,262       .54
  December 31, 1999........................   1,044,398     55,942    1,096,213       .55
  March 31, 2000...........................   1,502,621     55,176    1,540,241       .77
  June 30, 2000............................     974,905     35,880    1,029,878       .51
                                             ----------    -------    ---------      ----
                                             $4,526,361    180,832    4,743,594      2.37
                                             ==========    =======    =========      ====
Quarter ended:
  September 30, 1998.......................  $  669,234     58,382      685,780       .34
  December 31, 1998........................     843,063     43,584      924,822       .46
  March 31, 1999...........................     648,852     39,260      747,857       .37
  June 30, 1999............................     679,405     34,943      725,990       .37
                                             ----------    -------    ---------      ----
                                             $2,840,554    176,169    3,084,449      1.54
                                             ==========    =======    =========      ====

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                        THREE YEARS ENDED JUNE 30, 2000

(5) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

     Oil and gas reserve information relating to Marine's and Tidelands' royalty interests is not presented because such information is not available to Marine or Tidelands. Marine's share of oil and gas produced for its royalty interests and the Marine's equity in oil and gas produced for Tidelands' royalty interests were as follows:

                                                            2000      1999      1998
                                                           -------   -------   -------
Marine:
  Oil (barrels)..........................................   92,837    57,575    59,343
                                                           =======   =======   =======
  Gas (mcf)..............................................  807,837   869,636   582,594
                                                           =======   =======   =======
Tidelands:
  Oil (barrels)..........................................    3,527     4,163     3,245
                                                           =======   =======   =======
  Gas (mcf)..............................................   76,081   129,413   171,549
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

                                            MARINE PETROLEUM TRUST
                                              (Registrant)

                                            By: BANK OF AMERICA, N.A.
                                              in its capacity as trustee of
                                              Marine Petroleum Trust and not in
                                              its individual capacity or
                                              otherwise

                                            By:   /s/ CINDY STOVER MILLER
                                              ----------------------------------
                                                     Cindy Stover Miller
                                                        Vice President

Date: September 27, 2000

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

                                            BANK OF AMERICA, N.A.
                                              in its capacity as trustee of
                                              Marine Petroleum Trust and not in
                                              its individual capacity or
                                              otherwise

                                            By:   /s/ CINDY STOVER MILLER
                                              ----------------------------------
                                                     Cindy Stover Miller
                                                        Vice President

Date: September 27, 2000

                                                     /s/ R. RAY BELL
                                            ------------------------------------
                                                        R. Ray Bell
                                               (Principal Accounting Officer)

Date: September 27, 2000

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