Form 10-Q
period 2000-09-30
MARINE PETROLEUM TRUST
filed 2000-11-13
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Title of Each Class of Units              Number of Units of Beneficial Interest
            of Beneficial Interest                           September 30, 2000
         ----------------------------              --------------------------------------
         UNITS OF BENEFICIAL INTEREST                            2,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MARINE PETROLEUM TRUST

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets September 30, 2000 and
  June 30, 2000.............................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income for the Three Months Ended September
  30, 2000 and 1999.........................................     3

Condensed Consolidated Statements of Cash Flows for the
  Three Months Ended September 30, 2000 and 1999............     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     6

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION...................................     8

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     8

Signatures..................................................     9

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2000 AND JUNE 30, 2000
                                  (UNAUDITED)

                                     ASSETS

                                                              SEPTEMBER 30     JUNE 30
                                                                  2000           2000
                                                              ------------    ----------
Current Assets:
  Cash and cash equivalents.................................   $1,918,682     $1,681,598
  Oil and gas royalties receivable..........................      763,756        486,708
  Receivable from affiliate.................................      161,648         95,002
                                                               ----------     ----------
          Total current assets..............................    2,844,086      2,263,308
                                                               ----------     ----------
Investment in affiliate.....................................      356,139        306,401
Office equipment, net.......................................          555            555
Producing oil and gas properties............................            7              7
                                                               ----------     ----------
                                                               $3,200,787     $2,570,271
                                                               ==========     ==========

                              LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable..........................................   $       88     $       88
  Income taxes payable......................................       12,957         10,182
                                                               ----------     ----------
          Total current liabilities.........................       13,045         10,270
                                                               ----------     ----------
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......            8              8
  Undistributed income......................................    3,187,734      2,559,993
                                                               ----------     ----------
          Total trust equity................................    3,187,742      2,560,001
                                                               ----------     ----------
                                                               $3,200,787     $2,570,271
                                                               ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                   THREE MONTHS
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Income:
  Oil and gas royalties.....................................  $1,694,404   $1,004,437
  Equity in earnings of affiliate...........................     201,434       86,481
  Interest income...........................................      27,001       22,318
                                                              ----------   ----------
                                                               1,922,839    1,113,236
Expenses:
  General and administrative................................      44,140       33,834
                                                              ----------   ----------
  Income before Federal income taxes........................   1,878,699    1,079,402
Federal income taxes of subsidiary..........................       5,400        2,140
                                                              ----------   ----------
          Net income........................................   1,873,299    1,077,262
Undistributed income at beginning of period.................   2,559,993    2,116,678
                                                              ----------   ----------
                                                               4,433,292    3,193,940
Distributions to unitholders................................   1,245,558      872,514
                                                              ----------   ----------
Undistributed income at end of period.......................  $3,187,734   $2,321,426
                                                              ==========   ==========
Net income per unit.........................................  $      .94   $      .54
                                                              ==========   ==========
Distributions per unit......................................  $      .62   $      .44
                                                              ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                 2000           1999
                                                              -----------    ----------
Cash flows from operating activities:
  Net income................................................  $ 1,873,299    $1,077,262
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed earnings of affiliate..........      (49,738)       23,434
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................     (277,048)     (119,222)
       Receivables from affiliate...........................      (66,646)      (38,472)
       Accounts payable.....................................           --      (121,327)
       Income taxes payable.................................        2,775           540
                                                              -----------    ----------
          Net cash provided by operating activities.........    1,482,642       822,215
Cash flows from financing activities -- distributions to
  unitholders...............................................   (1,245,558)     (872,514)
                                                              -----------    ----------
          Net increase (decrease) in cash and cash
            equivalents.....................................      237,084       (50,299)
                                                              -----------    ----------
Cash and cash equivalents at beginning of period............    1,681,598     1,659,864
                                                              -----------    ----------
Cash and cash equivalents at end of period..................  $ 1,918,682    $1,609,565
                                                              ===========    ==========

     See accompanying notes to condensed consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, Marine Petroleum Corporation, are condensed, and should be read in conjunction with the Trust's annual report on Form 10-K for the fiscal year ended June 30, 2000. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

UNDISTRIBUTED INCOME

     Undistributed income on September 30, 2000 includes $2,308,223 applicable to the Trust and $879,511 applicable to Marine Petroleum Corporation. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

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

GENERAL

     Increased oil and gas prices plus an increase in oil production resulted in a 74% increase in net income for the current quarter as compared to the comparable quarter a year ago.

     Distributions to unitholders amounted to $.62 per unit this quarter, an increase of 41% over the distribution for the comparable quarter a year ago.

     The Trust must rely on public records for information regarding drilling operations. The public records indicate that an estimated 16 drilling and workover operations have been conducted during the quarter ended September 30, 2000 on leases in which the Trust has an interest. These records indicate that over 87% of the operations resulted in new oil and gas production.

     The following table presents the net production quantities of oil and gas, excluding the Trust's equity interest in Tidelands, and net income and distributions per unit for the last five quarters.

                                                                PRODUCTION
                                                          ----------------------    NET         CASH
QUARTER                                                   OIL(BBLS)    GAS(MCF)    INCOME   DISTRIBUTION
-------                                                   ----------   ---------   ------   ------------
September 30, 1999......................................    23,388      213,537      .54         .44
December 31, 1999.......................................    24,244      180,380      .55         .51
March 31, 2000..........................................    29,549      283,065      .77         .55
June 30, 2000...........................................    15,656      130,855      .51         .65
September 30, 2000......................................    26,466      211,835      .94         .62

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

     Important aspects of the Trust's operations are conducted by third parties. These include the production and sale of oil and gas and the calculation of royalty payments to the Trust, which are conducted by oil and gas companies that lease tracts subject to Marine's interests. Similarly, the Trust's distributions are processed and paid by The Bank of New York as the agent for the trustee of the Trust.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     Net income for the quarter ended September 30, 2000 amounted to $1,873,299 which was approximately 74% more than the $1,077,262 (including the $124,000 release of the accounts payable reserve) realized in the comparable period of 1999.

     Revenue from oil royalties, excluding the Trust's equity interest in Tidelands and the reduction of the amounts reserved for royalty over-payments, increased 85% to approximately $778,000 in the current quarter from approximately $420,000 realized in the comparable period a year ago. As shown in the table below, the increase in oil royalties over the comparable period a year ago was due to both increased sales quantities and higher prices.

     Revenue from gas royalties, excluding the Trust's equity interest in Tidelands and the reduction of the amounts reserved for royalty over-payments, increased 99% to approximately $917,000 in the current quarter from approximately $461,000 in the comparable period a year ago. As shown in the table below, there was an increase in gas production and an increase in the current quarter prices.

     Income from the Trust's equity in Tidelands increased approximately 133% in the current period over the comparable period last year due to an increase in Tidelands' revenue from oil and natural gas.

     The quantities of oil and gas sold and the average prices realized from current operations for the three months ended September 30, 2000, and those realized in the comparable 1999 quarter, excluding the Trust's equity interest in Tidelands and the reduction of the amounts reserved for royalty over-payments, are presented in the following table:

                                                                2000      1999(1)
                                                              --------    --------
OIL
  Barrels sold..............................................    26,466      22,477
  Average price.............................................  $  29.39    $  18.69

GAS
  Mcf sold..................................................   211,835     196,802
  Average price.............................................  $   4.33    $   2.34

---------------

(1) Prior year numbers have been revised to conform to the current year's presentation.

                           PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On November 7, 2000, the Trust commenced a solicitation of all unitholders of record at the close of business on October 24, 2000, requesting the consent of the holders of a majority of outstanding units to the extension of the expiration date of the Trust from June 1, 2001 to June 1, 2021. The consent solicitation expires at 5:00 p.m., New York time on December 8, 2000. If holders of a majority of the outstanding units do not consent to the extension of the Trust and no other action is taken by the unitholders, then the Trust will terminate on June 1, 2001 and the Trust would cease to be listed on the Nasdaq Small Cap Market.

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

                                            MARINE PETROLEUM TRUST

                                            Bank of America, N.A., Trustee

November 13, 2000                           By:   /s/ CINDY STOVER MILLER
                                              ----------------------------------
                                                     Cindy Stover Miller
                                                        Vice President

November 13, 2000                                    /s/ R. RAY BELL
                                            ------------------------------------
                                                Principal Accounting Officer

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
          27             -- Financial Data Schedule