Form 10-Q
period 2000-12-31
MARINE PETROLEUM TRUST
filed 2001-02-12
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Title of Each Class of Units              Number of Units of Beneficial Interest
            of Beneficial Interest                           December 31, 2000
         ----------------------------              --------------------------------------
         UNITS OF BENEFICIAL INTEREST                            2,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MARINE PETROLEUM TRUST

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets December 31, 2000 and
  June 30, 2000.............................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income for the Three Months and Six Months
  Ended December 31, 2000 and 1999..........................     3

Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended December 31, 2000 and 1999...................     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................     8

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
  HOLDERS...................................................     9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................     9

Signatures..................................................    10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 2000 AND JUNE 30, 2000
                                  (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31     JUNE 30
                                                                 2000           2000
                                                              -----------    ----------
Current Assets:
  Cash and cash equivalents.................................  $2,047,435     $1,681,598
  Oil and gas royalties receivable..........................     906,128        486,708
  Receivable from affiliate.................................     106,343         95,002
                                                              ----------     ----------
          Total current assets..............................   3,059,906      2,263,308
                                                              ----------     ----------
Investment in affiliate.....................................     372,642        306,401
Office equipment, net.......................................         555            555
Producing oil and gas properties............................           7              7
                                                              ----------     ----------
                                                              $3,433,110     $2,570,271
                                                              ==========     ==========

                             LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable..........................................  $       --     $       88
  Income taxes payable......................................      21,903         10,182
                                                              ----------     ----------
          Total current liabilities.........................      21,903         10,270
                                                              ----------     ----------
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......           8              8
  Undistributed income......................................   3,411,199      2,559,993
                                                              ----------     ----------
          Total trust equity................................   3,411,207      2,560,001
                                                              ----------     ----------
                                                              $3,433,110     $2,570,271
                                                              ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (UNAUDITED)

                                                    THREE MONTHS               SIX MONTHS
                                               -----------------------   -----------------------
                                                  2000         1999         2000         1999
                                               ----------   ----------   ----------   ----------
Income:
  Oil and gas royalties......................  $1,895,450   $1,044,398   $3,589,854   $2,048,835
  Equity in earnings of affiliate............     114,917       84,756      316,351      171,237
  Interest income............................      31,664       23,001       58,665       45,319
                                               ----------   ----------   ----------   ----------
                                                2,042,031    1,152,155    3,964,870    2,265,391
Expenses:
  General and administrative.................      80,946       55,942      125,086       89,776
                                               ----------   ----------   ----------   ----------
  Income before Federal income taxes.........   1,961,085    1,096,213    3,839,784    2,175,615
Federal income taxes of subsidiary...........      14,000           --       19,400        2,140
                                               ----------   ----------   ----------   ----------
          Net income.........................   1,947,085    1,096,213    3,820,384    2,173,475
Undistributed income at beginning of
  period.....................................   3,187,734    2,321,426    2,559,993    2,116,678
                                               ----------   ----------   ----------   ----------
                                                5,134,819    3,417,639    6,380,377    4,290,153
Distributions to unitholders.................   1,723,620    1,033,548    2,969,178    1,906,062
                                               ----------   ----------   ----------   ----------
Undistributed income at end of period........  $3,411,199   $2,384,091   $3,411,199   $2,384,091
                                               ==========   ==========   ==========   ==========
Net income per unit..........................  $     0.97   $     0.55   $     1.91   $     1.09
                                               ==========   ==========   ==========   ==========
Distributions per unit.......................  $     0.86   $     0.51   $     1.48   $     0.95
                                               ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (UNAUDITED)

                                                                 2000           1999
                                                              -----------    -----------
Cash flows from operating activities:
  Net income................................................  $ 3,820,384    $ 2,173,475
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed earnings of affiliate..........      (66,241)        16,817
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................     (419,420)      (129,741)
       Receivables from affiliate...........................      (11,341)        (6,790)
       Accounts payable.....................................          (88)      (196,667)
       Income taxes payable.................................       11,721         (1,060)
                                                              -----------    -----------
          Net cash provided by operating activities.........    3,335,015      1,856,034
Cash flows from financing activities -- distributions to
  unitholders...............................................   (2,969,178)    (1,906,062)
                                                              -----------    -----------
          Net increase (decrease) in cash and cash
             equivalents....................................      365,837        (50,028)
                                                              -----------    -----------
Cash and cash equivalents at beginning of period............    1,681,598      1,659,864
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 2,047,435    $ 1,609,836
                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, Marine Petroleum Corporation, are condensed, and should be read in conjunction with the Trust's annual report on Form 10-K for the fiscal year ended June 30, 2000. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

UNDISTRIBUTED INCOME

     Undistributed income on December 31, 2000 includes $2,505,894 applicable to the Trust and $905,304 applicable to Marine Petroleum Corporation. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

     The Trust is a "royalty trust" with overriding royalty interests in oil and gas leases in the Gulf of Mexico. The Trust's indenture (and the charter and by-laws of its subsidiary) expressly prohibit the operation of any kind of trade or business inasmuch as it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between the Trust's predecessors and Gulf Oil Corporation ("Gulf"). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation ("Chevron"), Elf Exploration, Inc. ("Elf"), and their assignees.

     The contracts creating these interests were entered into between predecessors of the Trust and Gulf, and relate to two different types of interests. One type of interest is an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, gas, or other minerals produced and sold. The Trust's overriding royalty interest applies only to existing leases and does not apply to new leases. The second interest is the Trust's 32.6% equity interest in Tidelands Royalty Trust "B" ("Tidelands"), a separate Texas trust, which owns similar interests in any oil, gas, or other mineral lease acquired by Gulf and/or its transferees and assignees in a 1,370,000-acre area (divided into 60 tracts) of the Gulf Mexico (the "Royalty Area") during a 50-year period ending April 30, 2001. Tidelands' interest in each tract consists of (i) a production payment, which reverts to an overriding royalty, on oil and gas and (ii) an overriding royalty on other minerals. The production payment is payable out of 12.5% of the value at the well of oil and gas produced and sold from leases on a subject tract until Tidelands has earned $1,500,000 on such tract. The production payment then reverts to an overriding royalty interest equal to approximately 4.17% of the value at the well of oil and gas sold from the tract. Tidelands' overriding royalty interest on minerals other than oil and gas is payable at the rate of 4.17% of the value of such minerals sold from the property. The Trust, through its ownership of units of beneficial interest in Tidelands, derives a 32.6% interest in the production payments and overriding royalties of Tidelands. If the unitholders of Tidelands do not take action to extend the life of the Tidelands' trust, then on April 30, 2001, Tidelands would terminate and the Trust may experience a disruption in payments from Tidelands. If Tidelands terminates, the Trust may receive an assignment of interests from Tidelands or an agent may continue to distribute payments.

     All royalties received by the Trust, less administrative expenses, are distributed quarterly to unitholders. Since the Trust's sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.

GENERAL

     Increased oil and gas prices plus an increase in oil production resulted in a 76% increase in net income for the current six months as compared to the comparable six months a year ago.

     Distributions to unitholders amounted to $1.48 per unit this six months, an increase of 56% over the distribution for the comparable six months a year ago.

     The Trust must rely on public records for information regarding drilling operations. The public records indicate that an estimated 39 drilling and workover operations have been conducted during the six months ended December 31, 2000 on leases in which the Trust has an interest. These records indicate that over 92% of the operations resulted in new oil and gas production.

     The following table presents the net production quantities of oil and gas and net income and distributions per unit for the last five quarters.

                                                              PRODUCTION(1)
                                                          ----------------------    NET         CASH
QUARTER                                                   OIL(BBLS)    GAS(MCF)    INCOME   DISTRIBUTION
-------                                                   ----------   ---------   ------   ------------
December 31, 1999.......................................    24,244      180,380      .55         .51
March 31, 2000..........................................    29,549      283,065      .77         .55
June 30, 2000...........................................    15,656      130,855      .51         .65
September 30, 2000......................................    26,466      211,835      .94         .62
December 31, 2000.......................................    31,213      237,470      .97         .86

---------------

(1) Excludes the Trust's equity interest in Tidelands.

     The Trust's revenues are derived from the oil and gas production activities of unrelated parties. The Trust's revenues and distributions fluctuate from period to period based upon factors beyond the Trust's control, including without limitation the number of productive wells drilled and maintained on leases subject to the Trust's interest, the level of production over time from such wells and the prices at which the oil and gas from such wells is sold. The Trust believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage to production facilities, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to the Trust's interests; and the discontinuation by parties subject to the contract dated April 30, 1951 between the predecessors of Tidelands and Gulf of their efforts to obtain leases in the area that is subject to Tidelands' interests.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     Net income for the quarter ended December 31, 2000 amounted to approximately $1,947,000 which was 78% more than the approximately $1,096,000 (including the approximately $73,000 release of an accounts payable reserve provided by Marine Petroleum Corporation to cover possible refunds that may have been required upon redetermination of gas prices for royalty payments) realized in the second quarter of 1999. The quantities of oil and gas sold and the average price realized for oil and gas increased in the current quarter over the quantities of oil and gas sold and average price realized during the same quarter a year ago.

     Revenue from oil royalties, excluding the Trust's equity interest in Tidelands and the reduction of the amounts reserved for royalty over-payments, increased 58% to approximately $870,000 in the current quarter from approximately $549,000 realized in the comparable quarter a year ago. As shown in the table below, the increase in oil royalties over the comparable quarter a year ago was due to both increased sales quantities and higher prices.

     Revenue from gas royalties, excluding the Trust's equity interest in Tidelands and the reduction of the amounts reserved for royalty over-payments, increased 143% to approximately $1,026,000 in the current quarter from approximately $422,000 in the comparable quarter a year ago. As shown in the table below, there was an increase in gas production and an increase in the current quarter prices.

     Income from the Trust's equity in Tidelands increased approximately 36% in the current quarter over the comparable quarter a year ago due to an increase in Tidelands' revenue from oil and natural gas.

     The quantities of oil and gas sold and the average prices realized from current operations for the quarter ended December 31, 2000, and those realized in the comparable 1999 quarter, excluding the Trust's equity interest in Tidelands and the reduction of the amounts reserved for royalty over-payments, are presented in the following table:

                                                                2000      1999(1)
                                                              --------    --------
OIL
  Barrels sold..............................................    31,213      23,351
  Average price.............................................  $  27.87    $  23.51

GAS
  Mcf sold..................................................   237,470     157,982
  Average price.............................................  $   4.32    $   2.67

---------------

(1) Prior year numbers have been revised to conform to the current year's presentation.

RESULTS OF OPERATIONS -- SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

     Net income for the six months ended December 31, 2000 amounted to approximately $3,820,000 which was 76% more than the approximately $2,173,000 (including the approximately $197,000 release of the accounts payable reserve) realized in the comparable period of 1999. The quantities of oil and gas sold and the average price realized for oil and gas increased in the current period over the quantities of oil and gas sold and the average price realized during the same period a year ago.

     Revenue from oil royalties, excluding the Trust's share of Tidelands' royalties, increased 70% to approximately $1,648,000 in the current six months from approximately $969,000 realized in the comparable period a year ago. As shown in the table below, the increase in oil royalties over the comparable period a year ago was due to both increased sales quantities and higher prices.

     Revenue from gas royalties, excluding the Trust's share of Tidelands' royalties, increased 120% to approximately $1,942,000 in the current six months from $883,000 in the comparable period a year ago. The gas revenue figures include the additional revenue from the reduction of the accounts payable reserve as discussed above. As shown in the table below, the increase in gas royalties over the comparable period a year ago was due to both increased sales quantities and higher prices.

     Income from the Trust's equity in Tidelands increased approximately 84% in the current period over the comparable period last year due to an increase in Tidelands' revenue.

     The quantities of oil and gas sold and the average prices realized from current operations for the six months ended December 31, 2000, and those realized in the comparable 1999 period, excluding the Trust's equity interest in Tidelands and the reduction of amounts reserved for royalty over-payments, are presented in the following table:

                                                                2000     1999(1)
                                                              --------   --------
OIL
  Barrels sold..............................................    57,679     45,828
  Average price.............................................  $  28.57   $  21.14
GAS
  Mcf sold..................................................   449,305    354,784
  Average price.............................................  $   4.32   $   2.49

---------------

(1) Prior year numbers have been revised to conform to the current year's presentation.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 7, 2000, the Trust commenced a solicitation of all unitholders of record at the close of business on October 24, 2000, requesting the consent of the holders of a majority of outstanding units to the extension of the expiration date of the Trust from June 1, 2001 to June 1, 2021. The unitholders consented, by a vote of 1,771,733 units for, 6,270 against and 3,240 abstentions, to extend the termination date of the Trust to June 1, 2021.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are included herein:
       None

     (b) Current Reports on Form 8-K:

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MARINE PETROLEUM TRUST

                                            Bank of America, N.A., Trustee

February 12, 2001                           By:   /s/ CINDY STOVER MILLER
                                              ----------------------------------
                                                     Cindy Stover Miller
                                                        Vice President

February 12, 2001                                    /s/ R. RAY BELL
                                            ------------------------------------
                                                Principal Accounting Officer