Form 10-Q
period 2001-03-31
MARINE PETROLEUM TRUST
filed 2001-05-14
CIK 62362

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Title of Each Class of Units              Number of Units of Beneficial Interest
            of Beneficial Interest                             March 31, 2001
         ----------------------------              --------------------------------------
         UNITS OF BENEFICIAL INTEREST                            2,000,000

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             MARINE PETROLEUM TRUST

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)....................     2

Condensed Consolidated Balance Sheets March 31, 2001 and
  June 30, 2000.............................................     2

Condensed Consolidated Statements of Income and
  Undistributed Income for the Three Months and Nine Months
  Ended March 31, 2001 and 2000.............................     3

Condensed Consolidated Statements of Cash Flows for the Nine
  Months Ended March 31, 2001 and 2000......................     4

Notes to Condensed Consolidated Financial Statements........     5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.................     6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK.........................................     9

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................    10

Signatures..................................................    11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2001 AND JUNE 30, 2000
                                  (UNAUDITED)

                                     ASSETS

                                                              MARCH 31,      JUNE 30,
                                                                 2001          2000
                                                              ----------    ----------
Current Assets:
  Cash and cash equivalents.................................  $2,298,061    $1,681,598
  Oil and gas royalties receivable..........................   1,017,360       486,708
  Receivable from affiliate.................................     143,300        95,002
                                                              ----------    ----------
          Total current assets..............................   3,458,721     2,263,308
                                                              ----------    ----------
Investment in affiliate.....................................     399,911       306,401
Office equipment, net.......................................         555           555
Producing oil and gas properties............................           7             7
                                                              ----------    ----------
                                                              $3,859,194    $2,570,271
                                                              ==========    ==========

                             LIABILITIES AND TRUST EQUITY

Current Liabilities:
  Accounts payable..........................................  $       --    $       88
  Income taxes payable......................................      19,157        10,182
                                                              ----------    ----------
          Total current liabilities.........................      19,157        10,270
                                                              ----------    ----------
Trust Equity:
  Corpus -- authorized 2,000,000 units of beneficial
     interest, issued 2,000,000 units at nominal value......           8             8
  Undistributed income......................................   3,840,029     2,559,993
                                                              ----------    ----------
          Total trust equity................................   3,840,037     2,560,001
                                                              ----------    ----------
                                                              $3,859,194    $2,570,271
                                                              ==========    ==========

     See accompanying notes to condensed consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                    THREE MONTHS               NINE MONTHS
                                               -----------------------   -----------------------
                                                  2001         2000         2001         2000
                                               ----------   ----------   ----------   ----------
Income:
  Oil and gas royalties......................  $2,171,317   $1,502,621   $5,761,171   $3,551,456
  Equity in earnings of affiliate............     161,595       70,727      477,946      241,964
  Interest income............................      31,749       22,069       90,414       67,388
                                               ----------   ----------   ----------   ----------
          Total income.......................   2,364,661    1,595,417    6,329,531    3,860,808
                                               ----------   ----------   ----------   ----------
Expenses:
  General and administrative.................      61,363       55,176      186,449      144,952
                                               ----------   ----------   ----------   ----------
  Income before Federal income taxes.........   2,303,298    1,540,241    6,143,082    3,715,856
Federal income taxes of subsidiary...........       4,200           --       23,600        2,140
                                               ----------   ----------   ----------   ----------
          Net income.........................   2,299,098    1,540,241    6,119,482    3,713,716
Undistributed income at beginning of
  period.....................................   3,411,199    2,384,091    2,559,993    2,116,678
                                               ----------   ----------   ----------   ----------
                                                5,710,297    3,924,332    8,679,475    5,830,394
Distributions to unitholders.................   1,870,268    1,109,190    4,839,446    3,015,252
                                               ----------   ----------   ----------   ----------
Undistributed income at end of period........  $3,840,029   $2,815,142   $3,840,029   $2,815,142
                                               ==========   ==========   ==========   ==========
Net income per unit..........................  $     1.15   $      .77   $     3.06   $     1.86
                                               ==========   ==========   ==========   ==========
Distributions per unit.......................  $      .94   $      .55   $     2.42   $     1.51
                                               ==========   ==========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                                 2001           2000
                                                              -----------    -----------
Cash flows from operating activities:
  Net income................................................  $ 6,119,482    $ 3,713,716
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Equity in undistributed earnings of affiliate..........      (93,510)         6,029
     Change in assets and liabilities:
       Oil and gas royalties receivable.....................     (530,652)      (329,374)
       Receivable from affiliate............................      (48,298)        13,419
       Accounts payable.....................................          (88)      (243,916)
       Income taxes payable.................................        8,975         (1,060)
                                                              -----------    -----------
          Net cash provided by operating activities.........    5,455,909      3,158,814
Cash flows from financing activities -- distributions to
  unitholders...............................................   (4,839,446)    (3,015,252)
                                                              -----------    -----------
          Net increase in cash and cash equivalents.........      616,463        143,562
Cash and cash equivalents at beginning of period............    1,681,598      1,659,864
                                                              -----------    -----------
Cash and cash equivalents at end of period..................  $ 2,298,061    $ 1,803,426
                                                              ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                     MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

ACCOUNTING POLICIES

     The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, Marine Petroleum Corporation, are condensed, and should be read in conjunction with the Trust's annual report on Form 10-K for the fiscal year ended June 30, 2000. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001.

UNDISTRIBUTED INCOME

     Undistributed income on March 31, 2001 includes $2,899,060 applicable to the Trust and $940,969 applicable to Marine Petroleum Corporation. Distributions to unitholders are dependent on the volume and price of oil and gas sold by others and will fluctuate from quarter to quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION -- LIQUIDITY AND CAPITAL RESOURCES

     The Trust is a "royalty trust" with overriding royalty interests in oil and gas leases in the Gulf of Mexico. The Trust's indenture (and the charter and by-laws of its subsidiary) expressly prohibit the operation of any kind of trade or business inasmuch as it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between the Trust's predecessors and Gulf Oil Corporation ("Gulf"). These contracts provide for an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold. As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation ("Chevron"), Elf Exploration, Inc. ("Elf"), and their assignees.

     In addition, the Trust owns a 32.6% equity interest in Tidelands Royalty Trust "B" ("Tidelands"), a separate publicly traded royalty trust.

     All royalties received by the Trust, less administrative expenses, are distributed quarterly to unitholders. Since the Trust's sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.

GENERAL

     Increased oil and natural gas prices plus an increase in oil and natural gas production resulted in a 65% increase in net income for the current nine months as compared to the comparable nine months a year ago.

     Distributions to unitholders amounted to $2.42 per unit for the current nine months, an increase of 60% over the distribution for the comparable nine months a year ago.

     The Trust must rely on public records for information regarding drilling operations. The public records indicate that an estimated 66 drilling and workover operations have been conducted during the nine months ended March 31, 2001 on leases in which the Trust has an interest. These records indicate that over 97% of the operations resulted in new oil and natural gas production.

     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

                                                              PRODUCTION(1)
                                                          ----------------------
                                                                        NATURAL     NET         CASH
QUARTER                                                   OIL(BBLS)    GAS(MCF)    INCOME   DISTRIBUTION
-------                                                   ----------   ---------   ------   ------------
March 31, 2000..........................................    29,549      283,065      .77         .55
June 30, 2000...........................................    15,656      130,855      .51         .65
September 30, 2000......................................    26,466      211,835      .94         .62
December 31, 2000.......................................    31,213      237,470      .97         .86
March 31, 2001..........................................    23,646      256,017     1.15         .94

---------------

(1) Excludes the Trust's equity interest in Tidelands.

     The Trust's revenues are derived from the oil and natural gas production activities of unrelated parties. The Trust's revenues and distributions fluctuate from period to period based upon factors beyond the Trust's control, including without limitation the number of productive wells drilled and maintained on leases subject to the Trust's interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells is sold. The Trust believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage to production facilities, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to the Trust's interests.

     Important aspects of the Trust's operations are conducted by third parties. These include the production and sale of oil and natural gas and the calculation of royalty payments to the Trust, which are conducted by oil and natural gas companies that lease tracts subject to the Trust's interests. Similarly, the Trust's distributions are processed and paid by The Bank of New York as the agent for the trustee of the Trust.

RESULTS OF OPERATIONS -- THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Net income for the quarter ended March 31, 2001 amounted to approximately $2,299,000 which was 49% more than the approximately $1,540,000 (including the approximately $47,000 release of an accounts payable reserve to cover possible refunds that may have been required upon redetermination of natural gas prices for royalty payments) realized in the comparable quarter a year ago. The quantities of oil and natural gas sold decreased while the average price realized for oil and natural gas increased in the current quarter as compared to the comparable quarter a year ago.

     Revenue from oil royalties, excluding the Trust's equity interest in Tidelands decreased 3% to approximately $753,000 in the current quarter from approximately $777,000 realized in the comparable quarter a year ago. As shown in the table below, the decrease over the comparable quarter a year ago was due to decreased sales quantities partially offset by higher prices.

     Revenue from natural gas royalties, excluding the Trust's equity interest in Tidelands and the reduction of the amounts reserved for royalty over-payments, increased 109% to approximately $1,418,000 in the current quarter from approximately $678,000 in the comparable quarter a year ago. As shown in the table below, there was a decrease in production and an increase in the current quarter prices.

     Income from the Trust's equity in Tidelands increased approximately 128% in the current quarter over the comparable quarter a year ago due to an increase in Tidelands' revenue from oil and natural gas.

     The quantities of oil and natural gas sold and the average prices realized from current operations for the quarter ended March 31, 2001, and those realized in the comparable quarter a year ago, excluding the Trust's equity interest in Tidelands and the reduction of the amounts reserved for royalty over-payments, are presented in the following table:

                                                                2001      2000(1)
                                                              --------    --------
OIL
  Barrels sold..............................................    23,646      28,210
  Average price.............................................  $  31.84    $  27.56

NATURAL GAS
  Mcf sold..................................................   256,017     273,319
  Average price.............................................  $   5.54    $   2.48

---------------

(1) Prior year numbers have been revised to conform to the current year's presentation.

RESULTS OF OPERATIONS -- NINE MONTHS ENDED MARCH 31, 2001 AND 2000

     Net income for the nine months ended March 31, 2001 amounted to approximately $6,119,000 which was 65% more than the approximately $3,714,000 (including the approximately $242,000 release of the accounts payable reserve) realized in the comparable period a year ago. The quantities of oil and natural gas sold and the average price realized for oil and natural gas increased in the current nine months over the quantities of oil and natural gas sold and the average price realized during the comparable period a year ago.

     Revenue from oil royalties, excluding the Trust's share of Tidelands' royalties, increased 38% to approximately $2,401,000 in the current nine months from approximately $1,746,000 realized in the comparable period a year ago. As shown in the table below, the increase in oil royalties over the comparable period a year ago was due to both increased sales quantities and higher prices.

     Revenue from natural gas royalties, excluding the Trust's share of Tidelands' royalties and the reduction of the amounts reserved for royalty over-payments, increased 115% to approximately $3,361,000 in the current nine months from $1,562,000 in the comparable period a year ago. As shown in the table below, the increase in natural gas royalties over the comparable period a year ago was due to both increased sales quantities and higher prices.

     Income from the Trust's equity in Tidelands increased approximately 98% in the current nine months over the comparable period a year ago due to an increase in Tidelands' revenue, as a result of increased oil and natural gas prices.

     The quantities of oil and natural gas sold and the average prices realized from current operations for the nine months ended March 31, 2001, and those realized in the comparable period a year ago, excluding the Trust's equity interest in Tidelands and the reduction of amounts reserved for royalty over-payments, are presented in the following table:

                                                                2001     2000(1)
                                                              --------   --------
OIL
  Barrels sold..............................................    81,325     74,038
  Average price.............................................  $  29.52   $  23.59
NATURAL GAS
  Mcf sold..................................................   705,322    628,103
  Average price.............................................  $   4.76   $   2.49

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

                                            MARINE PETROLEUM TRUST

                                            Bank of America, N.A., Trustee

May 14, 2001                                By:   /s/ CINDY STOVER MILLER
                                              ----------------------------------
                                                     Cindy Stover Miller
                                                        Vice President

May 14, 2001                                         /s/ R. RAY BELL
                                            ------------------------------------
                                                Principal Accounting Officer