Form 10-K405
period 2001-06-30
MARINE PETROLEUM TRUST
filed 2001-09-27
CIK 62362

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO
     ______________________.

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of Units of Beneficial Interest held by non-affiliates of the registrant at August 31, 2001: $48,964,148.

         Number of Units of Beneficial Interest outstanding as of August 31, 2001 -- 2,000,000 Units.

                      Documents Incorporated by Reference:
                                      NONE

                              CROSS-REFERENCE SHEET

         This Form 10-K for the year ended June 30, 2001 of Marine Petroleum Trust is not organized by conventional item numbers and headings contemplated by SEC rules and forms. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.


  FORM 10-K                                                                         HEADINGS
ITEM NUMBERS                                                                         HEREIN
------------                                                                        --------
PART I ....................................................................... General
    Item 1.  Business ........................................................ The Trust; Properties
    Item 2.  Properties ...................................................... Properties
    Item 3.  Legal Proceedings ............................................... Legal Matters
    Item 4.  Submission of Matters to a Vote of Security Holders ............. Unitholder Voting Matters

PART II ...................................................................... Financial
    Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters ........................................... Market and Investor Information

    Item 6.  Selected Financial Data ......................................... Selected Financial Data

    Item 7.  Management's Discussion and Analysis of Financial ............... Management's Discussion and Analysis
               Condition and Results of Operations ........................... of Financial Condition and
                                                                                  Results of Operations

    Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...... Quantitative and Qualitative
                                                                                  Disclosures About Market Risk

    Item 8.  Financial Statements and Supplementary Data ..................... Financial Statements and
                                                                                  Supplementary Data

    Item 9.  Disagreements on Accounting and Financial Disclosure ............. Accounting Matters

PART III ...................................................................... Management and Principal Unitholders

    Item 10. Directors and Executive Officers of the Registrant ............... Administrators
    Item 11. Management Remuneration .......................................... Administrators; Management Compensation

    Item 12. Security Ownership of Certain Beneficial Owners and
               Management ..................................................... Principal Unitholders

    Item 13. Certain Relationships and Related Transactions ................... Administrators; Management
                                                                                  Compensation

PART IV ....................................................................... Miscellaneous
    Item 14. Exhibits, Financial Statement Schedules and Reports on ........... Exhibits, Financial Statement
               Form 8-K ....................................................... Schedules and Reports on
                                                                                  Form 8-K

                                     GENERAL

                                    THE TRUST

         Organization. Marine Petroleum Trust ("Marine") is a royalty trust created in 1956 under the laws of the State of Texas. Marine is not permitted to engage in any business activity inasmuch as it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between Marine's predecessors and Gulf Oil Corporation ("Gulf"). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation ("Chevron"), Elf Exploration, Inc. ("Elf"), and their assignees.

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

         The Indenture, as amended, also provides that the term of the royalty trust created thereby will expire on June 1, 2021 unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

         Marine's wholly-owned subsidiary, Marine Petroleum Corporation ("MPC"), holds title to interests in properties subject to Marine's interests that are situated offshore of Louisiana. Ninety-eight percent of all oil, natural gas, and other mineral royalties collected by this subsidiary are paid to Marine. MPC, like Marine, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.

         Marine's only industry segment or purpose is the administration and collection of royalties.

         Royalties. Marine's rights are generally referred to as overriding royalty interests in the oil and natural gas industry, and are sometimes referred to herein as such. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from the overriding royalties are paid to Marine either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.

         Marine holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from the leases described in the "Properties" section below. Marine's overriding royalty interest applies only to existing leases and does not apply to new leases. Marine also owns a 32.6% equity interest in Tidelands Royalty Trust "B" ("Tidelands"), a separate Texas trust, which owns interests in the oil, natural gas, or other mineral lease acquired by Gulf and/or its transferees and assignees in a 1,370,000-acre area of the Gulf of Mexico (the "Royalty Area") during a 50-year period ended April 30, 2001. Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the "Acquisition Expiration Date"), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the well-head of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. Thereafter, Tidelands' interest in such tract was converted to an overriding royalty and Tidelands received payments equal to approximately 4.17% of the value of the oil and natural gas sold as long as the lease on such tract exists. At June 30, 2001, six of Tidelands' assigned leases had paid out their $1,500,000 production payment and, therefore, Tidelands' royalty interest on six leases was 4.17%. The overriding royalty on a recently acquired lease on West Cameron Block 251 will initially be 12.5% if any production occurs.

         Presently, the leases subject to Marine's interests cover 275,413 gross acres (including Tidelands' interest in 29,812 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and natural gas reserves are produced. They may also be abandoned by the working interest owner due to failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination if the working interest owner fails to fully develop a lease once it is acquired.

         For the year ended June 30, 2001, approximately 40% of Marine's royalty revenues were attributable to the sale of oil and approximately 60% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by seasonal fluctuations in demand and by changes in the market price for oil and natural gas. Royalty revenue received by Marine from Chevron and from Devon Energy Production Company, formerly known as Pennzenergy Exploration and Production Company, ("Devon") accounted in the aggregate for approximately 82%, 81% and 76% of Marine's royalty revenue for the years ended June 30, 2001, 2000 and 1999, respectively. Chevron accounted for 75%, 71% and 55% of Marine's royalty revenue for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Devon accounted for 7%, 10% and 21% of Marine's royalty revenue for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. In addition, Marine's revenue from its equity interest in Tidelands accounted for approximately 7%, 6% and 10% of Marine's revenue for the years ended June 30, 2001, 2000 and 1999, respectively. Tidelands has reported that royalty revenues from American Explorer Company, Burlington Resources, Chevron, USA, Pennzenergy Exploration and Production Company and Devon accounted for a substantial portion of Tidelands' royalty revenue for the years ended December 31, 2000, 1999 and 1998.

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

         Important aspects of Marine's operations are conducted by third parties. These include the production and sale of oil and natural gas and the calculation of royalty payments to Marine, which are conducted by oil and natural gas companies that lease tracts subject to Marine's interests. Similarly, Marine's distributions are processed and paid by The Bank of New York as the agent for the trustee of Marine.

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

                                   PROPERTIES

         General. Marine is not engaged in oil and natural gas operations, although its income is based upon the oil and natural gas operations of others. Marine's income is derived from contracts that provide for payments in the nature of overriding royalties made to Marine based on oil and natural gas sales from certain leases in the Gulf of Mexico.

         Reserves. Marine is not engaged in the production of oil or natural gas. Marine's income is derived from overriding royalty payments which are carved out of working interests in oil and natural gas leases in the Gulf of Mexico. Marine does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Marine's interests are derived. See also "Difficulty in Obtaining Certain Data" below.

         Since Marine does not have access to this reserve information, Marine is unable to compute the standardized measure of discounted future net cash flows therefrom.

         Marine did not file any reports during the fiscal year ended June 30, 2001 with any federal authority or agency with respect to oil and natural gas reserves.

         Production. Information regarding the net quantities of oil and natural gas produced with respect to Marine's overriding royalty interests (excluding its equity in Tidelands and excluding the income realized from the reduction of the amounts reserved for royalty over-payments) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Marine are based, is set forth in the following table:


                                                                        YEAR ENDED JUNE 30
                                                          ------------------------------------------------
                                                             2001               2000              1999
                                                          ------------      ------------      ------------
Quantity
    Oil (in barrels ("bbls")) ......................           112,554            92,837            57,575
    Natural Gas (in thousand cubic feet ("mcf")) ...           971,880           807,837           869,636

Average Price
    Oil (per bbl) ..................................      $      28.50      $      24.51      $      12.54
    Natural Gas (per mcf) ..........................      $       5.00      $       2.48      $       1.85

         Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

         Productive Wells. Based on the latest public records available to Marine, and including its equity interest in Tidelands, there were approximately 375 active wells subject to Marine's interests, some of which contained multiple completions. Approximately 153 wells were classified as oil wells and approximately 222 wells were classified as natural gas wells. Most of the oil wells also produced associated natural gas and most of the natural gas wells produced condensate, which is economically the equivalent of oil. See "Difficulty in Obtaining Certain Data" below.

         Drilling Activity. Information concerning the results of operations on leases in which Marine had an interest (including its equity interest in Tidelands) for each of its last three fiscal years is set forth below:


                                            YEAR ENDED JUNE 30
                               ------------------------------------------
                                 2001             2000            1999
                               ----------      ----------      ----------
Development
    Oil .................              39              21              24
    Natural Gas .........              58              36              36
    Suspended* ..........               1               6               4
    Dry .................               1               5              10
                               ----------      ----------      ----------
         Totals .........              99              68              74
                               ==========      ==========      ==========

---------------
 * "Suspended" wells are completed wells the classification of which had not been reported at the relevant date.

         Information regarding net wells or acres is not included since Marine does not own any working interests.

         Lease Acreage. Marine has an overriding royalty interest (including its equity interest in Tidelands) in 73 different oil and natural gas leases covering 275,413 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:



                                 PRIMARY
  LEASES GRANTED BY (1):          TERM            PRODUCING           TOTAL
  ----------------------       ------------      ------------      ------------
United States ...........             2,500           267,383           269,883
State of Texas ..........                --               640               640
State of Louisiana ......                --             4,890             4,890
                               ------------      ------------      ------------
                                      2,500           272,913           275,413
                               ============      ============      ============

---------------
(1) Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. There are 5,351 acres located on leases that have commercial production, but the production is not on Marine's overriding royalty area within those leases.

The overriding royalty interest owned by Marine is a fractional interest out of total oil and natural gas sold, and is free and clear of all operating costs. The actual percentage interest in a lease attributable to Marine's interest varies from lease to lease. The acreage weighted average percentage interest attributable to Marine's interest in all of these leases is .6181%.

         Present Activities. Public records indicate that 7 wells are being drilled on tracts in which Marine has an interest. Marine also understands from public records that operators have designated locations for 13 additional wells. Marine cannot assure the unitholders that these wells will be drilled and if drilled that they will be successful.

         Difficulty in Obtaining Certain Data. Marine's only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Marine's predecessors and Gulf and its transferees. The leasehold working interests which are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information as to reserves, availability of oil and natural gas, average production cost (lifting cost) per unit, undeveloped acreage, net wells and net acres, etc., with respect to the particular leases subject to Marine's interests lies solely within the knowledge of these concerns. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds and Marine believes that it will not be provided access to such information. Because of this, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under
Item 102 of Regulation S-K and Securities Exchange Act of 1934 Industry Guide 2.


                                  LEGAL MATTERS

         Neither Marine nor MPC, nor any of their respective properties (exclusive of properties owned by Chevron and subject to the Marine and Tidelands license agreements), is a party to or subject to any material pending litigation as of the date hereof.


                            UNITHOLDER VOTING MATTERS

         On December 8, 2000, the unitholders of record at the close of business on October 24, 2000, approved an amendment to the Indenture to extend the life of the trust beyond the original expiration date of June 1, 2001 to June 1, 2021.

                                    FINANCIAL

                         MARKET AND INVESTOR INFORMATION

         The units of beneficial interest in Marine trade on the Nasdaq SmallCap Market under the symbol "MARPS." Distributions of cash are made to unitholders quarterly. The following table presents the range of high and low trade prices by quarter for the past two years as reported by the OTC Market Report. The per unit amount of cash distributed to unitholders for each of these quarters is also presented in the table.


                                         TRADE PRICE
                               ------------------------------      DISTRIBUTIONS
       QUARTER ENDING              HIGH              LOW             PER UNIT
-------------------------      ------------      ------------      -------------

September 30, 2000 ......             22.50             15.50              .623
December 31, 2000 .......             25.00             17.25              .862
March 31, 2001 ..........             29.25             22.50              .935
June 30, 2001 ...........             41.75             26.20             1.174

September 30, 1999 ......            15.750            13.875              .436
December 31, 1999 .......            15.750            13.500              .517
March 31, 2000 ..........            16.000            13.750              .555
June 30, 2000 ...........            15.938            14.500              .643


         Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On August 21, 2001, these outstanding units were held of record by 638 unitholders.

         Marine must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. Such distributions have been made since its inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

         Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions, however, are determined by the cash available to Marine on the determination date.


                             SELECTED FINANCIAL DATA



                                                                             (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                                        --------------------------------------------------------------------------
                                                           2001            2000            1999            1998             1997
                                                        ----------      ----------      ----------      ----------      ----------
STATEMENT OF INCOME AND UNDISTRIBUTED INCOME
   SELECTED DATA

   Income:

     Oil and natural gas royalties ...............      $    8,062      $    4,526      $    2,841      $    2,577      $    3,645
     Equity in Tidelands .........................             575             318             328             461             319
     Interest ....................................             120              92              98             100             101
                                                        ----------      ----------      ----------      ----------      ----------
                                                        $    8,757      $    4,936      $    3,267      $    3,138      $    4,065
                                                        ----------      ----------      ----------      ----------      ----------
   Expenses:

     General and administrative ..................      $      241      $      180      $      176      $      146      $      143
     Federal income taxes of
     subsidiary ..................................              34              12               6              12               8
                                                        ----------      ----------      ----------      ----------      ----------
                                                        $      275      $      192      $      182      $      158      $      151
                                                        ----------      ----------      ----------      ----------      ----------
     Net income ..................................      $    8,482      $    4,744      $    3,085      $    2,980      $    3,914
                                                        ==========      ==========      ==========      ==========      ==========
     Distributions ...............................      $    7,187      $    4,300      $    2,777      $    3,216      $    3,939
                                                        ==========      ==========      ==========      ==========      ==========
   Per Unit (2,000,000 outstanding)

     Net income ..................................      $     4.24      $     2.37      $     1.54      $     1.49      $     1.96
                                                        ==========      ==========      ==========      ==========      ==========
     Distributions ...............................      $     3.59      $     2.15      $     1.39      $     1.61      $     1.97
                                                        ==========      ==========      ==========      ==========      ==========
BALANCE SHEET SELECTED DATA

   Total assets ..................................      $    3,874      $    2,570      $    2,371      $    2,745      $    2,945
                                                        ==========      ==========      ==========      ==========      ==========
   Trust equity ..................................      $    3,856      $    2,560      $    2,117      $    1,809      $    2,045
                                                        ==========      ==========      ==========      ==========      ==========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Capital Resources and Liquidity. Because of the nature of Marine as a trust entity, there is no requirement for capital; its only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and natural gas royalty properties, Marine collects income monthly, pays expenses of administration, and disburses all net income collected to its unitholders each quarter. Because all of Marine's revenues are invested in liquid funds pending distribution, Marine does not experience liquidity problems.

         Marine's Indenture (and the charter and by-laws of MPC) expressly prohibits the operation of any kind of trade or business. Marine's oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. Because of these restrictions, Marine does not require short term or long term capital. These restrictions, along with other factors, allow Marine to be treated as a grantor trust; thus all income and deductions, for tax purposes, should flow through to each individual unitholder. Marine is not a taxable entity.

         Results of Operations. Marine's revenues are derived from the oil and natural gas production activities of unrelated parties. Marine's revenues and distributions fluctuate from period to period based upon factors beyond Marine's control, including without limitation the number of leases subject to Marine's interests, the number of productive wells drilled on leases subject to Marine's interests, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. Marine believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to Marine's interests.

         Marine's income consists primarily of oil and natural gas royalties and is based on the value at the well of its percentage interest in oil and natural gas sold without reduction for any of the expense of production. Value at the well for oil is the purchasers' posted price at its receiving point onshore, less the cost of transportation from the offshore lease to the onshore receiving point. In general, value at the well is determined on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or at wellhead prices determined by industry standards, where the selling price does not reflect value at the well.

         Summary Review. Marine's net income for the year ended June 30, 2001 amounted to $8,482,747 or $4.24 per unit as compared to $4,743,594 or $2.37 per unit in fiscal 2000 and $3,084,449 or $1.54 per unit in fiscal 1999. These results include $244,250 and $514,000 realized in fiscal 2000 and 1999, respectively, from reduction of an accounts payable provided by MPC to cover possible refunds that may have been required upon redetermination of natural gas prices for royalty payments in prior periods.

         These results also include income from Marine's equity interest in Tidelands which amounted to $574,755 for fiscal 2001, $318,072 for fiscal 2000 and $328,085 for fiscal 1999. Income from Tidelands contributed approximately 7% of Marine's royalty income for fiscal 2001 as compared to 6% and 10% of Marine's royalty income for fiscal 2000 and 1999, respectively.

         Marine's administrative expenses increased to approximately $241,000 from approximately $180,000 experienced in the previous year. This increase was substantially due to increased legal, accounting and other expenses resulting from the solicitation of the unitholders consent to extend the life of the Trust for another 20 years to June 1, 2021.

         Interest income increased to approximately $120,000 from approximately $92,000 realized in the previous year due to an increase in funds temporarily on deposit resulting from the increased revenue from oil and natural gas royalties.

         Marine believes that the drilling and work-over program of the operating companies, which has resulted in an average of 80 new completions over the past three years, is primarily responsible for maintaining the number of producing wells at an average of 340 oil and natural gas wells for the past three fiscal years.

         The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during the past three years excluding Marine's equity interest in Tidelands and the $244,250 and $514,000 realized in fiscal 2000 and fiscal 1999, respectively, from the reduction of the previously established accounts payable for possible royalty over-payments that management no longer deemed required.


                                               FOR YEARS ENDED JUNE 30,
                                    ------------------------------------------------
                                        2001              2000               1999
                                    ------------      ------------      ------------
Income from
   Oil royalties .............      $  3,207,362      $  2,275,447      $    721,782
   Natural gas royalties .....         4,854,958         2,006,664         1,604,772
                                    ------------      ------------      ------------
       Totals ................      $  8,062,320      $  4,282,111      $  2,326,554
                                    ------------      ------------      ------------


Net quantities sold
   Oil (bbls) ................           112,554            92,837            57,575
   Natural gas (mcf) .........           971,880           807,837           869,636

Average price
   Oil .......................      $      28.50      $      24.51      $      12.54
   Natural gas ...............      $       5.00      $       2.48      $       1.85

         Oil and Gas Royalties - 2001 and 2000: Revenue from oil royalties amounted to $3,207,362 in fiscal 2001, an increase of 41% over the $2,275,447 realized in fiscal 2000. The average price of a barrel of oil increased 16% to $28.50 and production increased 21% to 112,554 barrels. Please refer to the table in the previous section.

         Revenue from natural gas royalties amounted to $4,854,958, an increase of 142% over the $2,006,664 realized in fiscal 2000. The average price of a thousand cubic feet (mcf) of natural gas increased 102% to $5.00 and production increased 20% to 971,880 mcf. Please refer to the table in the previous section.

         Oil and Gas Royalties -- 2000 and 1999: During fiscal 2000, Marine received approximately 53% of its royalty income from the sale of oil and 47% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2000 increased approximately 84% from fiscal 1999.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At June 30, 2001, Marine did not have any market risk exposure with regard to any activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements listed in the following Index, together with the related notes and the report of KPMG LLP, independent certified public accountants, are presented on pages 14 through 22 hereof.




                                                                                                         PAGE
                                                                                                         ----
Independent Auditors' Report ..................................................................           13
Financial Statements:
    Consolidated Balance Sheets as of June 30, 2001 and 2000 ..................................           14
    Consolidated Statements of Income and Undistributed Income for the Three Years Ended
         June 30, 2001 ........................................................................           15
    Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2001 .............           16
    Notes to Consolidated Financial Statements ................................................           17


         See also "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K for further information concerning the financial statements of Marine and its subsidiaries.

         All schedules have been omitted for the reason that they are either not required, not applicable or the required information is included in the financial statements and notes thereto.

                               ACCOUNTING MATTERS

         During fiscal 2001 and 2000, there have been no disagreements between Marine and its independent auditors on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

         Marine is a trust created under the laws of the State of Texas. Marine's Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A., serves as Trustee.

         R. Ray Bell may be considered a significant employee of Marine. Mr. Bell has been involved in the administration of Marine since its inception. He was the chief financial officer of Marine's predecessor and is 74 years old. Since July 1, 1977, he has served as an officer and director of MPC, and will continue to serve in such capacities until the next meeting of directors and shareholders, respectively, of MPC or until his successors are elected and qualified.

                             MANAGEMENT COMPENSATION

         During the fiscal year ended June 30, 2001, Marine paid or accrued fees of $46,370 to Bank of America, N.A., as Trustee. These fees are paid in accordance with the terms of the Indenture, as amended, governing Marine.

                              PRINCIPAL UNITHOLDERS

         The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of August 21, 2001:


                                                    AMOUNT AND NATURE OF
               NAME AND ADDRESS                     BENEFICIAL OWNERSHIP             PERCENT OF CLASS
               ----------------                     --------------------             ----------------
     Paslay Family Limited Partnership                  286,469 units                    14.32%
     5806 Lindenshire Lane
     Dallas, TX  75230

     Robert H. Paslay (1)                               346,184 units                     17.3%
     1007 Gasserway Circle
     Brentwood, TN  37027

     Patricia Martin (1)                                317,763 units                     15.9%
     1443 S. 23rd Street
     Fargo, ND  58103

----------

(1) Includes the 286,469 units beneficially owned as a co-trustee of seven trusts that serve as the general partners of the Paslay Family Limited Partnership.

         There are no executive officers or directors of Marine. Bank of America, N.A. does not beneficially own any units of beneficial interest.

                                  MISCELLANEOUS

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements -- see "Financial Statements and Supplementary Data" above.

         The consolidated financial statements, together with the related notes and the report of KPMG LLP, independent certified public accountants, as contained in the Form 10-K of Tidelands Royalty Trust "B" for its fiscal year ended December 31, 2000 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.

         (b) Reports on Form 8-K -- No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 30, 2001.

         (c) Exhibits:

              4.1*  --  Indenture, as amended on December 8, 2000, of Marine
                        Petroleum Trust.

              4.2   --  Form of Certificate evidencing Unit(s) of Beneficial
                        Interest, filed as Exhibit 4 to the Annual Report on Form 10-K of Marine Petroleum Trust for the fiscal year ended June 30, 1994, filed with the Securities and Exchange Commission and incorporated by reference herein.

              21.1* --  Subsidiaries of Marine.

----------
*  Filed herewith.

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Marine Petroleum Trust:

         We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary as of June 30, 2001 and 2000 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ KPMG LLP

Dallas, Texas
September 5, 2001

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000

                                                                2001               2000
                                                             ------------      ------------
                                  ASSETS
Current assets:
    Cash and cash equivalents .........................      $  2,515,239      $  1,681,598
    Oil and gas royalties receivable ..................           854,229           486,708
    Receivables from affiliate (note 2) ...............           165,216            95,002
                                                             ------------      ------------
        Total current assets ..........................         3,534,684         2,263,308
                                                             ------------      ------------
Investment in affiliate (note 2) ......................           338,788           306,401
Office equipment, net .................................               555               555
Producing oil and gas properties ......................                 7                 7
                                                             ------------      ------------
                                                             $  3,874,034      $  2,570,271
                                                             ============      ============

                       LIABILITIES AND TRUST EQUITY


Current liabilities:
    Accounts payable (note 3) .........................      $         --      $         88
    Income taxes payable ..............................            18,343            10,182
                                                             ------------      ------------
        Total liabilities .............................            18,343            10,270
                                                             ------------      ------------
Trust equity
    Corpus - authorized 2,000,000 units of beneficial
      interest, issued 2,000,000 units at nominal value                 8                 8
    Undistributed income ..............................         3,855,683         2,559,993
                                                             ------------      ------------
        Total trust equity ............................         3,855,691         2,560,001
                                                             ------------      ------------
                                                             $  3,874,034      $  2,570,271
                                                             ============      ============



          See accompanying notes to consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                         THREE YEARS ENDED JUNE 30, 2001


                                                            2001              2000              1999
                                                        ------------      ------------      ------------
Income:
   Oil and gas royalties .........................      $  8,062,320      $  4,526,361      $  2,840,554
   Equity in earnings of affiliate (note 2) ......           574,755           318,072           328,085
   Interest income ...............................           120,207            92,399            97,929
                                                        ------------      ------------      ------------
                                                           8,757,282         4,936,832         3,266,568
Expenses:
   General and administrative ....................           240,749           180,832           176,169
                                                        ------------      ------------      ------------
       Income before federal income taxes ........         8,516,533         4,756,000         3,090,399
Federal income taxes of subsidiary ...............            33,786            12,406             5,950
                                                        ------------      ------------      ------------
       Net income ................................         8,482,747         4,743,594         3,084,449
Undistributed income at beginning of year ........         2,559,993         2,116,678         1,809,260
                                                        ------------      ------------      ------------
                                                          11,042,740         6,860,272         4,893,709
Distributions to unitholders .....................         7,187,057         4,300,279         2,777,031
                                                        ------------      ------------      ------------
Undistributed income at end of year ..............      $  3,855,683      $  2,559,993      $  2,116,678
                                                        ============      ============      ============
Net income per unit ..............................      $       4.24      $       2.37      $       1.54
                                                        ============      ============      ============
Distributions per unit ...........................      $       3.59      $       2.15      $       1.39
                                                        ============      ============      ============


          See accompanying notes to consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         THREE YEARS ENDED JUNE 30, 2001


                                                                    2001              2000                1999
                                                                ------------       ------------       ------------
Cash flows from operating activities:
   Net income ............................................      $  8,482,747       $  4,743,594       $  3,084,449
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of affiliate .......           (32,387)            15,669            (15,400)
     Change in assets and liabilities:
       Oil and gas royalties receivable ..................          (367,521)          (179,051)            91,350
       Receivables from affiliate ........................           (70,214)           (14,063)            35,438
       Accounts payable ..................................               (88)          (244,162)          (682,413)
       Income taxes payable ..............................             8,161                 26              1,135
                                                                ------------       ------------       ------------
           Net cash provided by operating activities .....         8,020,698          4,322,013          2,514,559

Cash flows used in financing activities - distributions to
   unitholders ...........................................        (7,187,057)        (4,300,279)        (2,777,031)

                                                                ------------       ------------       ------------
Net increase (decrease) in cash and cash equivalents .....           833,641             21,734           (262,472)
Cash and cash equivalents at beginning of year ...........         1,681,598          1,659,864          1,922,336
                                                                ------------       ------------       ------------
Cash and cash equivalents at end of year .................      $  2,515,239       $  1,681,598       $  1,659,864
                                                                ============       ============       ============



          See accompanying notes to consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 2001

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

         The Marine Petroleum Trust ("Marine") was established on June 1, 1956 with the transfer of property to Marine consisting of certain contract rights, units of beneficial interest and common stock in exchange for units of beneficial interest in Marine. The contract rights entitled Marine to receive a
 .0075 overriding royalty interest in oil, natural gas and other mineral leasehold interests acquired by Gulf Oil Corporation, now Chevron U.S.A., Inc. ("Chevron"), a subsidiary of Chevron Corporation, in certain areas of the Gulf of Mexico prior to January 1, 1980.

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

         Marine is to continue until June 1, 2021, or until such later date as holders of the units owning a majority of the outstanding units may designate, but in any event, not more than 20 years from such designation. However, the unitholders owning eighty percent (80%) of the outstanding units may terminate the trust on any date.

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

         All income from oil and natural gas royalties relate to proved developed oil and natural gas reserves.

     (d) Undistributed Income

         Marine's indenture agreement provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day. Undistributed income includes $974,167 and $855,397 applicable to MPC at June 30, 2001 and 2000, respectively.

     (e) Federal Income Taxes

         No provision has been made for Federal income taxes on Marine's income since such taxes are the liability of the unitholders. Federal income taxes have been provided on the income of MPC, excluding the 98% net profits interest to be distributed to Marine and deducting statutory depletion.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         THREE YEARS ENDED JUNE 30, 2001

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

         Marine and MPC had cash equivalents of $2,480,267 and $1,611,902 at June 30, 2001 and 2000, respectively, which consisted of money market accounts and money market mutual funds. For purposes of the statements of cash flows, Marine considers all investments with initial maturities of three months or less to be cash equivalents.

     (g) Statements of Cash Flows

         MPC made Federal income tax payments of $25,625, $12,380 and $4,815 during the years ended June 30, 2001, 2000 and 1999, respectively.

     (h) Fair Value of Financial Instruments

         Marine and MPC define the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying value of cash equivalents, oil and natural gas royalties receivable, receivables from affiliates, accounts payable, and taxes payable approximate fair value because of the short maturities of those instruments.

     (i) Use of Estimates

         Management of Marine and MPC has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (j) Income Per Unit

         Income per unit is calculated by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.

     (k) Significant Royalty Sources

         Royalty revenue received by Marine from producers is summarized as follows:


                                     2001             2000            1999
                                  ----------       ----------       ----------
Chevron ....................              75%              71%              55%
Devon f/k/a Pennzenergy ....               7%              10%              21%
Others .....................              18%              19%              24%
                                  ----------       ----------       ----------
                                         100%             100%             100%
                                  ==========       ==========       ==========

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         THREE YEARS ENDED JUNE 30, 2001

(2) INVESTMENT IN AND RECEIVABLES FROM AFFILIATE - TIDELANDS ROYALTY TRUST "B"

         At June 30, 2001 and 2000, Marine owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust "B" ("Tidelands"). The 452,366 units owned by Marine had a quoted market value of $2,488,013 and $1,837,737 at June 30, 2001 and 2000, respectively.

         Marine and Tidelands share certain common costs which are allocated based on their respective net revenues.

         The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 2001 and 2000:



                                               2001                          2000
                                            ------------                ------------

Balance at beginning of year .........      $    306,401                $    322,070

Equity in earnings of affiliate ......           574,755                     318,072

Distribution of earnings .............          (542,368)                   (333,741)
                                            ------------                ------------
Balance at end of year ...............      $    338,788                $    306,401
                                            ============                ============


         At June 30, 2001 and 2000, receivables from affiliate includes $154,883 and $82,765, respectively, of income distributable to Marine as a Tidelands unitholder.

         The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands.


                                 BALANCE SHEETS

                                                                              JUNE 30
                                                                    ------------------------------
                                                                         2001             2000
                                                                    ------------      ------------

                                    ASSETS

Cash and cash equivalents ....................................      $  1,531,272      $  1,448,800
Oil and gas royalties receivable .............................           120,927           104,632
Other ........................................................             1,351               579
                                                                    ------------      ------------
                                                                    $  1,653,550      $  1,554,011
                                                                    ============      ============
                          LIABILITIES AND TRUST EQUITY

Liabilities (including $484,021 and $262,797 payable to
  unitholders in 2001 and 2000, respectively) ................      $    615,260      $    614,975
Corpus .......................................................                 2                 2
Undistributed income .........................................         1,038,288           939,034
                                                                    ------------      ------------
                                                                    $  1,653,550      $  1,554,011
                                                                    ============      ============

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         THREE YEARS ENDED JUNE 30, 2001

                              STATEMENTS OF INCOME



                                                                     YEAR ENDED JUNE 30
                                                        ------------------------------------------------
                                                            2001              2000              1999
                                                        ------------      ------------      ------------
Income ...........................................      $  1,903,226      $  1,081,252      $  1,149,611
Expenses .........................................           115,340            88,149            93,817
                                                        ------------      ------------      ------------
     Income before Federal income taxes ..........         1,787,886           993,103         1,055,794
Federal incomes taxes of Tidelands' subsidiary ...            26,428            18,285            11,765
                                                        ------------      ------------      ------------
     Net income ..................................      $  1,761,458      $    974,818      $  1,044,029
                                                        ============      ============      ============

         Tidelands is a registrant with the Securities and Exchange Commission and has filed a Form 10-K as of December 31, 2000.

(3) OVERPAID ROYALTIES

         During fiscal years 2000 and 1999, MPC determined that $244,250 and $514,000, respectively, of the previously-established accounts payable for possible royalty overpayments was no longer deemed required. Accordingly, during these fiscal years, MPC reduced accounts payable and increased income before federal income taxes by such amounts.

(4) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following quarterly financial information for fiscal year 2001 and 2000 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.


                                                                                                 NET
                                        OIL AND GAS                            NET              INCOME
                                         ROYALTIES         EXPENSES           INCOME           PER UNIT
                                       ------------      ------------      ------------      ------------
Quarter ended:
     September 30, 2000 .........      $  1,694,404            44,140         1,873,299               .94
     December 31, 2000 ..........         1,895,450            80,946         1,947,085               .97
     March 31, 2001 .............         2,171,317            61,363         2,299,098              1.15
     June 30, 2001 ..............         2,301,149            54,300         2,363,265              1.18
                                       ------------      ------------      ------------      ------------
                                       $  8,062,320           240,749         8,482,747              4.24
                                       ============      ============      ============      ============

Quarter ended:
     September 30, 1999 .........      $  1,004,437            33,834         1,077,262               .54
     December 31, 1999 ..........         1,044,398            55,942         1,096,213               .55
     March 31, 2000 .............         1,502,621            55,176         1,540,241               .77
     June 30, 2000 ..............           974,905            35,880         1,029,878               .51
                                       ------------      ------------      ------------      ------------
                                       $  4,526,361           180,832         4,743,594              2.37
                                       ============      ============      ============      ============

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         THREE YEARS ENDED JUNE 30, 2001

(5) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

         Oil and natural gas reserve information relating to Marine's and Tidelands' royalty interests is not presented because such information is not available to Marine or Tidelands. Marine's share of oil and natural gas produced for its royalty interests and the Marine's equity in oil and natural gas produced for Tidelands' royalty interests were as follows:



                                   2001             2000               1999
                               ------------      ------------      ------------
Marine:
     Oil (barrels) ......           112,554            92,837            57,575
                               ============      ============      ============
     Gas (mcf) ..........           971,880           807,837           869,636
                               ============      ============      ============
Tidelands:
     Oil (barrels) ......             4,132             3,527             4,163
                               ============      ============      ============
     Gas (mcf) ..........            80,132            76,081           129,413
                               ============      ============      ============

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

                                       MARINE PETROLEUM TRUST
                                           (Registrant)


                                       By: BANK OF AMERICA, N.A.
                                           in its capacity as trustee of Marine
                                           Petroleum Trust and not in its
                                           individual capacity or otherwise


                                       By:  /s/ CINDY STOVER MILLER
                                            -----------------------
                                                Cindy Stover Miller
                                                  Vice President

Date: September 27, 2001

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


                                       BANK OF AMERICA, N.A.
                                           in its capacity as trustee of Marine
                                           Petroleum Trust and not in its
                                           individual capacity or otherwise


                                       By:  /s/ CINDY STOVER MILLER
                                            -----------------------
                                                Cindy Stover Miller
                                                  Vice President

Date: September 27, 2001

                                                 /s/ R. RAY BELL
                                       ----------------------------------------
                                                    R. Ray Bell
                                            (Principal Accounting Officer)

Date: September 27, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER               DESCRIPTION
-------              -----------

 4.1*            --  Indenture, as amended on December 8, 2000, of Marine
                     Petroleum Trust.

 4.2             --  Form of Certificate evidencing Unit(s) of Beneficial
                     Interest, filed as Exhibit 4 to the Annual Report on Form 10-K of Marine Petroleum Trust for the fiscal year ended June 30, 1994, filed with the Securities and Exchange Commission and incorporated by reference herein.

21.1*            --  Subsidiaries of Marine.

----------
*  Filed herewith.