Form 10-Q
period 2001-09-30
MARINE PETROLEUM TRUST
filed 2001-11-14
CIK 62362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         Indicate number of units of beneficial interest outstanding as of the latest practicable date.

    Title of Each Class of Units          Number of Units of Beneficial Interest
       of Beneficial Interest                       September 30, 2001
    ----------------------------          --------------------------------------
    UNITS OF BENEFICIAL INTEREST                        2,000,000


================================================================================

                             MARINE PETROLEUM TRUST

                                      INDEX

                                                                                                                               PAGE
                                                                                                                              NUMBER
                                                                                                                              ------
                                                    PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).....................................................................................      2

Condensed Consolidated Balance Sheets September 30, 2001 and June 30, 2001...................................................      2

Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2001 and 2000...........................      3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2001 and 2000.......................      4

Notes to Condensed Consolidated Financial Statements.........................................................................      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................      6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................................      8


                                                     PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................................................................      9

Signatures...................................................................................................................     10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2001 AND JUNE 30, 2001
                                   (UNAUDITED)



                                                                         SEPTEMBER 30,       JUNE 30,
                                                                              2001             2001
                                                                         --------------   --------------
                                     ASSETS

Current Assets:
    Cash and cash equivalents ........................................   $    2,053,507   $    2,515,239
    Oil and gas royalties receivable .................................          571,249          854,229
    Receivable from affiliate ........................................          100,838          165,216
                                                                         --------------   --------------
       Total current assets ..........................................   $    2,725,594   $    3,534,684
                                                                         --------------   --------------

Investment in affiliate ..............................................          323,601          338,788
Office equipment, at cost less accumulated depreciation ..............            2,400              555
Producing oil and gas properties .....................................                7                7
                                                                         --------------   --------------
                                                                         $    3,051,602   $    3,874,034
                                                                         ==============   ==============



                           LIABILITY AND TRUST EQUITY

Current Liability - Income taxes payable .............................   $       15,773   $       18,343
                                                                         --------------   --------------

Trust Equity:
    Corpus - authorized 2,000,000 units of beneficial interest,
      issued 2,000,000 units at nominal value ........................                8                8
    Undistributed income .............................................        3,035,821        3,855,683
                                                                         --------------   --------------
      Total trust equity .............................................        3,035,829        3,855,691
                                                                         --------------   --------------
                                                                         $    3,051,602   $    3,874,034
                                                                         ==============   ==============

     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                              THREE MONTHS
                                                     -------------------------------
                                                          2001             2000
                                                     --------------   --------------
Income:
    Oil and gas royalties ........................   $    1,393,790   $    1,694,404
    Equity in earnings of affiliate ..............           77,479          201,434
    Interest income ..............................           23,524           27,001
                                                     --------------   --------------
          Total income ...........................        1,494,793        1,922,839
                                                     --------------   --------------

General and administrative expenses ..............           44,011           44,140
                                                     --------------   --------------
    Income before federal income taxes ...........        1,450,782        1,878,699
Federal income taxes of subsidiary ...............            2,430            5,400
                                                     --------------   --------------
    Net income ...................................        1,448,352        1,873,299
Undistributed income at beginning of year ........        3,855,683        2,559,993
                                                     --------------   --------------
                                                          5,304,035        4,433,292

Distributions to unitholders .....................        2,268,214        1,245,558
                                                     --------------   --------------

Undistributed income at end of period ............   $    3,035,821   $    3,187,734
                                                     ==============   ==============

Net income per unit ..............................   $         0.72   $         0.94
                                                     ==============   ==============

Distributions per unit ...........................   $         1.13   $         0.62
                                                     ==============   ==============


     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                                                                       2001            2000
                                                                                   ------------    ------------
Cash flows from operating activities:
    Net income .................................................................   $  1,448,352    $  1,873,299

    Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in undistributed (earnings) loss of affiliate ......................         15,187         (49,738)
      Change in assets and liabilities:
          Oil and gas royalties receivable .....................................        282,980        (277,048)
          Receivable from affiliate ............................................         64,378         (66,646)
          Income taxes payable .................................................         (2,570)          2,775

                                                                                   ------------    ------------
             Net cash provided by operating activities .........................      1,808,327       1,482,642
                                                                                   ------------    ------------

Cash flows used in investing activities--
      Purchase of office equipment .............................................         (1,845)             --
                                                                                   ------------    ------------

Cash flows from financing activities--
      Distributions to unitholders .............................................     (2,268,214)     (1,245,558)
                                                                                   ------------    ------------

      Net increase (decrease) in cash and cash equivalents .....................       (461,732)        237,084

Cash and cash equivalents at beginning of period ...............................      2,515,239       1,681,598
                                                                                   ------------    ------------

Cash and cash equivalents at end of period .....................................   $  2,053,507    $  1,918,682
                                                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

ACCOUNTING POLICIES

         The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, Marine Petroleum Corporation ("MPC"), are condensed, and should be read in conjunction with the Trust's annual report on Form 10-K for the fiscal year ended June 30, 2001. The financial statements included herein are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

UNDISTRIBUTED INCOME

         The Trust's indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day. Undistributed income includes $990,438 and $879,511 applicable to MPC at September 30, 2001 and 2000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         The Trust is a "royalty trust" with overriding royalty interests in oil and gas leases in the Gulf of Mexico. The Trust's indenture, and the charter and by-laws of its subsidiary, prohibit the operation of any kind of trade or business inasmuch as it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between the Trust's predecessors and Gulf Oil Corporation ("Gulf"). These contracts provide for an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold. As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation ("Chevron"), Elf Exploration, Inc. ("Elf"), and their assignees.

         In addition, the Trust owns a 32.6% equity interest in Tidelands Royalty Trust "B" ("Tidelands"), a separate publicly traded royalty trust.

         All royalties received by the Trust, less administrative expenses, are distributed quarterly to unitholders. Since the Trust's sole purpose is to collect and distribute cash collected from royalties, there are no requirements for capital.

GENERAL

         Decreased oil and natural gas prices, partially offset by an increase in oil production, resulted in a 23% decrease in net income for the current three months as compared to the comparable three months a year ago.

         Distributions to unitholders amounted to $1.13 per unit for the current three months, an increase of 82% over the distribution for the comparable three months a year ago.

         The Trust must rely on public records for information regarding drilling operations. The public records indicate that an estimated 8 (7 successful) drilling and workover operations were conducted during the three months ended September 30, 2001 on leases in which the Trust has an interest. In the comparable period a year ago there were 16 drilling and work over operations reported.

         The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

                                        PRODUCTION(1)
                                 ---------------------------
                                                   NATURAL         NET           CASH
QUARTER                           OIL (bbls)      GAS (mcf)       INCOME      DISTRIBUTION
------------------------------   ------------   ------------   ------------   ------------
September 30, 2000 ...........         26,466        211,835            .94            .62
December 31, 2000 ............         31,213        237,470            .97            .86
March 31, 2001 ...............         23,646        256,017           1.15            .94
June 30, 2001 ................         31,229        266,558           1.18           1.17
September 30, 2001 ...........         29,748        211,925            .72           1.13

----------

(1) Excludes the Trust's equity interest in Tidelands.

         The Trust's revenues are derived from the oil and natural gas production activities of unrelated parties. The Trust's revenues and distributions fluctuate from period to period based upon factors beyond the Trust's control, including, without limitation, the number of productive wells drilled and maintained on leases subject to the Trust's interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. The Trust believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage to production facilities, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to the Trust's interests.

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

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Net income for the quarter ended September 30, 2001 amounted to approximately $1,448,000 which was 23% less than the approximately $1,873,000 realized in the comparable quarter a year ago. The quantities of oil and natural gas sold increased while the average price realized for oil and natural gas decreased in the current quarter as compared to the comparable quarter a year ago.

         Revenue from oil royalties, excluding the Trust's equity interest in Tidelands, decreased 3% to approximately $757,000 in the current quarter from approximately $778,000 realized in the comparable quarter a year ago. As shown in the table below, the decrease from the comparable quarter a year ago was due to decreased prices partially offset by increased production.

         Revenue from natural gas royalties, excluding the Trust's equity interest in Tidelands, decreased 31% to approximately $636,000 in the current quarter from approximately $917,000 in the comparable quarter a year ago. As shown in the table below, there was a slight increase in production and a decrease in the current quarter prices.

         Income from the Trust's equity in Tidelands decreased approximately 62% in the current quarter from the comparable quarter a year ago due to a decrease in Tidelands' revenue from oil and natural gas.

         The quantities of oil and natural gas sold and the average prices realized from current operations for the quarter ended September 30, 2001, and those realized in the comparable quarter a year ago, excluding the Trust's equity interest in Tidelands, are presented in the following table:

                                2001          2000
                            -----------   -----------
OIL
    Barrels sold ........        29,748        26,466
    Average price .......   $     25.46   $     29.39

NATURAL GAS
    Mcf sold ............       211,925       211,835
    Average price .......   $      3.00   $      4.33

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

                                       MARINE PETROLEUM TRUST
                                       Bank of America, N.A., Trustee


November 14, 2001                      By:      /s/ CINDY STOVER MILLER
                                          --------------------------------------
                                                   Cindy Stover Miller
                                                     Vice President


November 14, 2001                      By:          /s/ R. RAY BELL
                                          --------------------------------------
                                                       R. Ray Bell
                                               Principal Accounting Officer