Form 10-Q
period 2001-12-31
MARINE PETROLEUM TRUST
filed 2002-02-12
CIK 62362

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

                For the quarterly period ended December 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from         to         .
                                             --------   --------

                          COMMISSION FILE NUMBER 0-8565

                             MARINE PETROLEUM TRUST
             (Exact name of registrant as specified in its charter)


                   TEXAS                               75-6008017
       (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)             Identification No.)

           BANK OF AMERICA, N.A.                       75283-0241
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

                                 Yes X  No
                                    ---   ---
  Indicate number of units of beneficial interest outstanding as of the latest practicable date: As of December 31, 2001, we had 2,000,000 units of beneficial interest outstanding.

================================================================================

                             MARINE PETROLEUM TRUST

                                      INDEX

                                                                                                                     PAGE
                                                                                                                    NUMBER
                                                                                                                    ------

                                              PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).............................................................................  2

Condensed Consolidated Balance Sheets December 31, 2001 and June 30, 2001............................................  2

Condensed Consolidated Statements of Income for the Three Months and Six Months Ended
     December 31, 2001 and 2000......................................................................................  3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2001 and 2000..................  4

Notes to Condensed Consolidated Financial Statements.................................................................  5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................  6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................... 10

                                                PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................................................................. 11

Signatures........................................................................................................... 12


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2001 AND JUNE 30, 2001
                                   (UNAUDITED)


                                     ASSETS

                                                          DECEMBER 31,  JUNE 30,
                                                             2001         2001
                                                          ------------ ----------
Current Assets:
    Cash and cash equivalents .........................   $1,689,737   $2,515,239
    Oil and gas royalties receivable ..................      516,948      854,229
    Receivable from affiliate .........................       57,477      165,216
                                                          ----------   ----------
       Total current assets ...........................   $2,264,162   $3,534,684
                                                          ----------   ----------

Investment in affiliate ...............................      316,649      338,788
Office equipment, at cost less accumulated depreciation        2,400          555
Producing oil and gas properties ......................            7            7
                                                          ----------   ----------
                                                          $2,583,218   $3,874,034
                                                          ==========   ==========


                           LIABILITY AND TRUST EQUITY

Current Liability - Income taxes payable ..............   $   10,063   $   18,343
                                                          ----------   ----------
Trust Equity:
    Corpus - authorized 2,000,000 units of beneficial
       interest, issued 2,000,000 units at
       nominal value...................................            8            8
    Undistributed income ..............................    2,573,147    3,855,683
                                                          ----------   ----------
      Total trust equity ..............................    2,573,155    3,855,691
                                                          ----------   ----------
                                                          $2,583,218   $3,874,034
                                                          ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                           THREE MONTHS                        SIX MONTHS
                                                  ------------------------------     -----------------------------
                                                      2001              2000             2001             2000
                                                  ------------      ------------     ------------     ------------
Income:
    Oil and gas royalties ...................     $    991,952      $  1,895,450     $  2,385,742     $  3,589,854
    Equity in earnings of affiliate .........           42,896           114,917          120,375          316,351
    Interest income .........................           13,113            31,664           36,637           58,665
                                                  ------------      ------------     ------------     ------------
                                                     1,047,961         2,042,031        2,542,754        3,964,870
                                                  ------------      ------------     ------------     ------------
Expenses:
    General and administrative ..............           64,233            80,946          108,244          125,086
                                                  ------------      ------------     ------------     ------------
    Income before Federal income tax ........          983,728         1,961,085        2,434,510        3,839,784
                                                  ------------      ------------     ------------     ------------
Federal income tax (benefit) expense of
  subsidiary ................................             (710)           14,000            1,720           19,400
    Net income ..............................          984,438         1,947,085        2,432,790        3,820,384
                                                  ============      ============     ============     ============
Undistributed income at beginning of period..        3,035,821         3,187,734        3,855,683        2,559,993
                                                     4,020,259         5,134,819        6,288,473        6,380,377
Distributions to unitholders ................        1,447,112         1,723,620        3,715,326        2,969,178
                                                  ------------      ------------     ------------     ------------
Undistributed income at end of period .......     $  2,573,147      $  3,411,199     $  2,573,147     $  3,411,199
                                                  ============      ============     ============     ============

Net income per unit .........................     $       0.49      $       0.97     $       1.22     $       1.91
Distributions per unit ......................     $       0.72      $       0.86     $       1.86     $       1.48



     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


                                                                                     2001              2000
                                                                                 ------------      ------------

Cash flows from operating activities:
    Net income .............................................................     $  2,432,790      $  3,820,384

    Adjustments to reconcile net income to net cash provided by operating activities:
      Equity in undistributed (earnings) loss of affiliate .................           22,139           (66,241)
      Change in assets and liabilities:
          Oil and gas royalties receivable .................................          337,281          (419,420)
          Receivable from affiliate ........................................          107,739           (11,341)
          Accounts payable .................................................               --               (88)
          Income taxes payable .............................................           (8,280)           11,721
                                                                                 ------------      ------------
             Net cash provided by operating activities .....................        2,891,669         3,335,015
                                                                                 ------------      ------------

Cash flows used in investing activities--
      Purchase of office equipment .........................................           (1,845)               --
                                                                                 ------------      ------------

Cash flows from financing activities--
      Distributions to unitholders .........................................       (3,715,326)       (2,969,178)
                                                                                 ------------      ------------


      Net increase (decrease) in cash and cash equivalents .................         (825,502)          365,837

Cash and cash equivalents at beginning of period ...........................        2,515,239         1,681,598
                                                                                 ------------      ------------

Cash and cash equivalents at end of period .................................     $  1,689,737      $  2,047,435
                                                                                 ============      ============


     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)

ACCOUNTING POLICIES

         The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, Marine Petroleum Corporation ("MPC"). The financial statements are condensed, and should be read in conjunction with the Trust's annual report on Form 10-K for the fiscal year ended June 30, 2001. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

DISTRIBUTABLE INCOME

         The Trust's indenture provides that the trustee is to distribute all cash in the trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day.

         As stated under "Accounting Policies" above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of the Trust and MPC. However, distributable income is paid from the unconsolidated account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the overriding royalties received by MPC that are paid to the Trust on a quarterly basis, and (iii) cash distributions from the Trust's equity interest in the Tidelands Royalty Trust B ("Tidelands"), a separate publicly traded royalty trust.

UNDISTRIBUTED INCOME

         A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend from MPC to the Trust has been declared since 1993. On December 31, 2001, undistributed income of the Trust and MPC amounted to $1,582,399 and $990,748, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Trust is a royalty trust that was created in 1956 under the laws of the State of Texas. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between the Trust's predecessors and Gulf Oil Corporation ("Gulf"). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation, Elf Exploration, Inc., and their assignees.

         The Trust's rights are generally referred to as overriding royalty interests in the oil and natural gas industry. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from the overriding royalties are paid to the Trust either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved or sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.

         The Trust holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from the leases described above. The Trust's overriding royalty interest applies only to existing leases and does not apply to new leases. The Trust also owns a 32.6% equity interest in Tidelands. As a result of this ownership, the Trust receives periodic distributions from Tidelands.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         Because of the nature of the Trust as a trust entity, there is no requirement for capital; the Trust's only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects income monthly, pays expenses of administration, and disburses all net income collected to its unitholders each quarter. Because all of the Trust's revenues are invested in liquid funds pending distribution, the Trust does not experience any liquidity problems.

         The Trust's indenture (and MPC's charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust's oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. Because of these restrictions, the Trust does not require short term or long term capital. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. Thus, all income and deductions, for tax purposes, should flow through to each individual unitholder. The Trust is not a taxable entity.

SUMMARY REVIEW

         Net income for the three months ended December 31, 2001, declined approximately 50% to $.49 per unit as compared to $.97 per unit for the comparable three months in 2000. Oil production for the three months ended December 31, 2001, decreased approximately 6,000 barrels and gas production decreased approximately 87,000 mcf. Prices also decreased. The average price received for a barrel of oil declined $7.09, or 25%, and the average price received for a thousand cubic feet (mcf) of gas declined $1.22, or 28%.

         Net income for the six months ended December 31, 2001, declined approximately 36% to $1.22 per unit as compared to $1.91 per unit for the comparable six months in 2000. Oil production for the six months ended December 31, 2001, decreased approximately 2,600 barrels and gas production decreased approximately 87,000 mcf. Prices also decreased. The average price received for a barrel of oil declined $5.27, or 18%, and the average price received for a thousand cubic feet (mcf) of gas declined $1.28, or 30%.

         Distributions to unitholders amounted to $.72 per unit for the three months ended December 31, 2001, a decrease of 16% from the distribution for the three months ended December 31, 2000. Distributions to unitholders amounted to $1.86 per unit for the six month period ended December 31, 2001, an increase of approximately 26% from the distribution for the six month period ended December 31, 2000.

         The Trust's distributions are paid based on the timing of actual cash receipts rather than the net income of the Trust. The following table illustrates that the cash distributions made in a particular quarter approximate the net income of the previous quarter.

         The Trust must rely on public records for information regarding drilling operations. The public records available up to the date of this report indicate that 20 (18 successful) drilling and workover operations were conducted during the six months ended December 31, 2001, on leases in which the Trust has an interest. In the comparable period a year ago there were 39 drilling and workover operations reported. The Trust receives a royalty on the sale of oil and gas from 375 wells at last count.

         The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

                               PRODUCTION (1)
                            --------------------
                                         NATURAL         NET          CASH
QUARTER                     OIL (bbls)  GAS (mcf)      INCOME     DISTRIBUTION
-------                     ---------   ---------      ------     ------------
December 31, 2000 ....       31,213      237,470          .97          .86
March 31, 2001 .......       23,646      256,017         1.15          .94
June 30, 2001 ........       31,229      266,558         1.18         1.17
September 30, 2001 ...       29,748      211,925          .72         1.13
December 31, 2001 ....       25,314      150,434          .49          .72

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

RESULTS OF OPERATIONS--THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

         Net income increased 49% to approximately $984,000, for the three months ended December 31, 2000, from approximately $1,947,000 realized for the comparable three months in 2000. The quantities of oil and natural gas sold and the average price realized for oil and natural gas decreased for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000.

         Revenue from oil royalties, excluding the Trust's equity interest in Tidelands, decreased 40% to approximately $526,000 for the three months ended December 31, 2001, from approximately $870,000 realized for the comparable three months in 2000. As shown in the table below, the decrease from the comparable three months in 2000 was due to decreased production and prices.

         Revenue from natural gas royalties, excluding the Trust's equity interest in Tidelands, decreased 55% to approximately $466,000 for the three months ended December 31, 2001, from approximately $1,026,000 for the comparable three months in 2000. As shown in the table below, there was a decrease in production and price for natural gas.

         Income from the Trust's equity in Tidelands decreased approximately 63% for the three months ended December 31, 2001, from the comparable three months in 2000 due to a decrease in Tidelands' revenue from oil and natural gas.

         The quantities of oil and natural gas sold and the average prices realized from current operations for the three months ended December 31, 2001, and those realized in the comparable three months in 2000, excluding the Trust's equity interest in Tidelands, are presented in the following table:

                             2001             2000
                         ------------     -----------
OIL
    Barrels sold ...           25,314           31,213
    Average price ..     $      20.78     $      27.87

NATURAL GAS
    Mcf sold .......          150,434          237,470
    Average price ..     $       3.10     $       4.32


RESULTS OF OPERATIONS--SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

         Net income for the six months ended December 31, 2001, amounted to approximately $2,433,000, which was 36% less than the approximately $3,820,000 realized in the comparable six months in 2000. The quantities and average price of oil and natural gas sold decreased in the six months ended December 31, 2001, as compared to the comparable six months in 2000.

         Revenue from oil royalties for the six months ended December 31, 2001, excluding the Trust's equity interest in Tidelands, amounted to approximately $1,283,000, which was 22% less than the approximately $1,648,000 realized in the comparable six months in 2000. As shown in the table below, the decrease from the comparable six months in 2000 was due to a decrease in production quantities and average price.

         Revenue from natural gas royalties for the six months ended December 31, 2001, excluding the Trust's equity interest in Tidelands, amounted to approximately $1,102,000, which was 43% less than the approximately $1,942,000 in the comparable six months in 2000. As shown in the table below, there was a decrease in production and a decrease in the prices for the six months ended December 31, 2001.

         Income from the Trust's equity in Tidelands decreased approximately 62% for the six months ended December 31, 2001, from the comparable six months in 2000, due to a decrease in Tidelands' revenue from oil and natural gas.

         The quantities of oil and natural gas sold and the average prices realized from current operations for the six months ended December 31, 2001, and those realized for the comparable six months in 2000, excluding the Trust's equity interest in Tidelands, are presented in the following table:

                             2001              2000
                         ------------      -----------
OIL
    Barrels sold ...           55,062           57,679
    Average price ..     $      23.30     $      28.57

NATURAL GAS
    Mcf sold .......          362,359          449,305
    Average price ..     $       3.04     $       4.32

FORWARD-LOOKING STATEMENTS

         The statements in "Summary Review" regarding our future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "plan," "budget," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our financial condition, and/or state other "forward-looking" information. Events may occur in the future that we are unable to accurately predict, or over which we have no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Form 10-Q.

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

                                            MARINE PETROLEUM TRUST
                                            Bank of America, N.A., Trustee


February 12, 2002                           By:  /s/ CINDY STOVER MILLER
                                               ------------------------------
                                                     Cindy Stover Miller
                                                       Vice President


February 12, 2002                           By:  /s/ R. RAY BELL
                                               ------------------------------
                                                         R. Ray Bell
                                                 Principal Accounting Officer