Form 10-Q
period 2002-03-31
MARINE PETROLEUM TRUST
filed 2002-05-14
CIK 62362

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

                  For the quarterly period ended March 31, 2002

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

As of March 31, 2002, we had 2,000,000 units of beneficial interest outstanding.

================================================================================

                             MARINE PETROLEUM TRUST

                                      INDEX

                                                                                                          PAGE
                                                                                                         NUMBER
                                                                                                         ------

                                      PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).................................................................   2

Condensed Consolidated Balance Sheets March 31, 2002 and June 30, 2001...................................   2

Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended
     March 31, 2002 and 2001.............................................................................   3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2002 and 2001........   4

Notes to Condensed Consolidated Financial Statements.....................................................   5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............   6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................  10


                                        PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.................................................................  11

Signatures...............................................................................................  12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)



                                                               MARCH 31, 2002     JUNE 30, 2001
                                                               --------------     --------------
                                               ASSETS

Current Assets:
    Cash and cash equivalents ............................     $    1,660,889     $    2,515,239
    Oil and gas royalties receivable .....................            491,982            854,229
    Receivable from affiliate ............................             48,202            165,216
                                                               --------------     --------------
       Total current assets ..............................     $    2,201,073     $    3,534,684
                                                               --------------     --------------
Investment in affiliate ..................................            348,041            338,788
Office equipment, at cost less accumulated depreciation ..              2,400                555
Producing oil and gas properties .........................                  7                  7
                                                               --------------     --------------
                                                               $    2,551,521     $    3,874,034
                                                               ==============     ==============

                                     LIABILITY AND TRUST EQUITY

Current Liability - Income taxes payable .................     $        8,343     $       18,343
                                                               --------------     --------------
Trust Equity:
    Corpus - authorized 2,000,000 units of beneficial
      interest, issued 2,000,000 units at nominal value ..                  8                  8
    Undistributed income .................................          2,543,170          3,855,683
                                                               --------------     --------------
      Total trust equity .................................          2,543,178          3,855,691
                                                               --------------     --------------
                                                               $    2,551,521     $    3,874,034
                                                               ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                               THREE MONTHS                       NINE MONTHS
                                                      ------------------------------     -----------------------------
                                                          2002              2001             2002             2001
                                                      ------------      ------------     ------------     ------------
Income:
    Oil and gas royalties .......................     $    937,518      $  2,171,317     $  3,323,260     $  5,761,171
    Equity in earnings of affiliate .............           69,144           161,595          189,519          477,946
    Interest income .............................            8,257            31,749           44,894           90,414
                                                      ------------      ------------     ------------     ------------
                                                         1,014,919         2,364,661        3,557,673        6,329,531
                                                      ------------      ------------     ------------     ------------
Expenses:
    General and administrative ..................           74,238            61,363          182,482          186,449
                                                      ------------      ------------     ------------     ------------
    Income before Federal income tax ............          940,681         2,303,298        3,375,191        6,143,082
                                                      ------------      ------------     ------------     ------------
Federal income tax (benefit) expense of
  subsidiary ....................................           (1,720)            4,200               --           23,600
                                                      ------------      ------------     ------------     ------------
    Net income ..................................          942,401         2,299,098        3,375,191        6,119,482
Undistributed income at beginning of period .....        2,573,147         3,411,199        3,855,683        2,559,993
                                                      ------------      ------------     ------------     ------------
                                                         3,515,548         5,710,297        7,230,874        8,679,475
Distributions to unitholders ....................          972,378         1,870,268        4,687,704        4,839,446
                                                      ------------      ------------     ------------     ------------
Undistributed income at end of period ...........     $  2,543,170      $  3,840,029     $  2,543,170     $  3,840,029
                                                      ============      ============     ============     ============
Net income per unit .............................     $       0.47      $       1.15     $       1.69     $       3.06
                                                      ============      ============     ============     ============
Distributions per unit ..........................     $       0.49      $       0.94     $       2.34     $       2.42
                                                      ============      ============     ============     ============


     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                                     2002             2001
                                                                                ------------      ------------
Cash flows from operating activities:
    Net income ............................................................     $  3,375,191      $  6,119,482
    Adjustments to reconcile net income to net cash provided by operating activities:
      Equity in undistributed (earnings) loss of affiliate ................           (9,253)          (93,510)
      Change in assets and liabilities:
          Oil and gas royalties receivable ................................          362,247          (530,652)
          Receivable from affiliate .......................................          117,014           (48,298)
          Accounts payable ................................................               --               (88)
          Income taxes payable ............................................          (10,000)            8,975
                                                                                ------------      ------------
             Net cash provided by operating activities ....................        3,835,199         5,455,909
                                                                                ------------      ------------
Cash flows used in investing activities--
      Purchase of office equipment ........................................           (1,845)               --
                                                                                ------------      ------------
Cash flows from financing activities--
      Distributions to unitholders ........................................       (4,687,704)       (4,839,446)
                                                                                ------------      ------------
      Net increase (decrease) in cash and cash equivalents ................         (854,350)          616,463
Cash and cash equivalents at beginning of period ..........................        2,515,239         1,681,598
                                                                                ------------      ------------
Cash and cash equivalents at end of period ................................     $  1,660,889      $  2,298,061
                                                                                ============      ============


     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

ACCOUNTING POLICIES

         The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, Marine Petroleum Corporation ("MPC"). The financial statements are condensed, and should be read in conjunction with the Trust's annual report on Form 10-K for the fiscal year ended June 30, 2001. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002.

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

         As stated under "Accounting Policies" above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of the Trust and MPC. However, distributable income is paid from the unconsolidated account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the overriding royalties received by MPC that are paid to the Trust on a quarterly basis, (iii) cash distributions from the Trust's equity interest in the Tidelands Royalty Trust B ("Tidelands"), a separate publicly traded royalty trust, and (iv) less administrative expenses incurred by the Trust.

UNDISTRIBUTED INCOME

         A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend from MPC to the Trust has been declared since 1993. On March 31, 2002, undistributed income of the Trust and MPC amounted to $1,508,991 and $1,034,179, respectively.

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

         The Trust's rights are generally referred to as overriding royalty interests in the oil and natural gas industry. An overriding royalty interest is created by an assignment by the owner of a working interest. The ownership rights associated with an overriding royalty interest terminate when the underlying lease terminates. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from the overriding royalties are paid to the Trust either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved or sold, or
(ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.

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

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         As stated in the Trust Indenture, there is no requirement for capital. The Trust's only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects income monthly, pays expenses of administration, and disburses all net income collected to its unitholders each quarter. Because all of the Trust's revenues are invested in liquid funds pending distribution, the Trust does not experience any liquidity problems.

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

SUMMARY REVIEW

         Net income for the three months ended March 31, 2002, declined approximately 59% to $.47 per unit as compared to $1.15 per unit for the comparable three months in 2001. Oil production for the three months ended March 31, 2002, increased approximately 2,500 barrels and natural gas production decreased approximately 95,000 mcf. The average price received for a barrel of oil declined $8.70, or 27%, and the average price received for a thousand cubic feet (mcf) of natural gas declined $3.44, or 62%.

         Net income for the nine months ended March 31, 2002, declined approximately 45% to $1.69 per unit as compared to $3.06 per unit for the comparable nine months in 2001. Oil production for the nine months ended March 31, 2002, decreased approximately 100 barrels and natural gas production decreased approximately 182,000 mcf. The average price received for a barrel of oil declined $6.27, or 21%, and the average price received for a thousand cubic feet (mcf) of natural gas declined $2.02, or 42%.

         Distributions to unitholders amounted to $.49 per unit for the three months ended March 31, 2002, a decrease of 48% from the distribution for the three months ended March 31, 2001. Distributions to unitholders amounted to $2.34 per unit for the nine month period ended March 31, 2002, a decrease of approximately 3%, from the distribution for the nine month period ended March 31, 2001.

         The Trust's distributions are paid based on the timing of actual cash receipts rather than the net income of the Trust. The following table illustrates that historically the cash distributions made in a particular quarter approximate the net income of the previous quarter.

         The Trust must rely on public records for information regarding drilling operations. The public records available up to the date of this report indicate that 45 (37 successful) drilling and workover operations were conducted during the nine months ended March 31, 2002, on leases in which the Trust has an interest. In the comparable period a year ago there were 66 drilling and workover operations reported. The Trust receives a royalty on the sale of oil and gas from approximately 375 wells.

         The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

                                              PRODUCTION (1)
                                       -------------------------
                                                       NATURAL          NET          CASH
         QUARTER                       OIL (BBLS)      GAS (MCF)      INCOME     DISTRIBUTION
         -------                       ----------      ---------      -------    ------------
         March 31, 2001 .......          23,646         256,017        1.15           .94
         June 30, 2001 ........          31,229         266,558        1.18          1.17
         September 30, 2001 ...          29,748         211,925         .72          1.13
         December 31, 2001 ....          25,314         150,434         .49           .72
         March 31, 2002 .......          26,159         160,506         .47           .49

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

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2002 AND 2001

         Net income decreased 59% to approximately $942,000 for the three months ended March 31, 2002, from approximately $2,299,000 realized for the comparable three months in 2001. The quantity of oil produced increased while the quantity of natural gas produced decreased during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The average prices realized for oil and natural gas decreased for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

         Revenue from oil royalties (excluding the Trust's equity interest in Tidelands) decreased 20% to approximately $605,000 for the three months ended March 31, 2002, from approximately $753,000 realized for the comparable three months in 2001. During the three months ended March 31, 2002, the Trust received approximately $52,000 from the settlement of litigation related to oil pricing. This settlement amount is included in the $605,000 in revenue from oil royalties for the three months ended March 31, 2002. As shown in the table below, there was an increase in production quantities, but the 27% decline in the average price realized resulted in reduced royalties from oil for the three months ended March 31, 2002.

         Revenue from natural gas royalties, excluding the Trust's equity interest in Tidelands, decreased 76% to approximately $332,000 for the three months ended March 31, 2002, from approximately $1,418,000 for the comparable three months in 2001. As shown in the table below, there were decreases in production and the price for natural gas for the three months ended March 31, 2002.

         Income from the Trust's equity in Tidelands decreased approximately 57% for the three months ended March 31, 2002 from the comparable period in 2001 due to a decrease in Tidelands' revenue from oil and natural gas.

         The quantities of oil and natural gas sold and the average prices realized from current operations for the three months ended March 31, 2002, and those realized in the comparable three months in 2001, excluding the Trust's equity interest in Tidelands, are presented in the following table:

                                            2002            2001
                                        -----------     -----------
        OIL
            Barrels sold ..........          26,159          23,646
            Average price .........     $     23.14     $     31.84

        NATURAL GAS
            Mcf sold ..............         160,506         256,017
            Average price .........     $      2.07     $      5.54

RESULTS OF OPERATIONS--NINE MONTHS ENDED MARCH 31, 2002 AND 2001

         Net income decreased 45% to approximately $3,375,000 for the nine months ended March 31, 2002, from approximately $6,119,000 realized for the comparable nine months in 2001. The quantity of oil and natural gas produced decreased during the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001. The average prices realized for oil and natural gas decreased for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001.

         Revenue from oil royalties (excluding the Trust's equity interest in Tidelands) decreased 21% to approximately $1,888,000 for the nine months ended March 31, 2002, from approximately $2,401,000 realized for the nine months ended March 31, 2001. During the nine months ended March 31, 2002, the Trust received approximately $52,000 from the settlement of litigation related to oil pricing. This settlement amount is included in the $1,888,000 in revenue oil royalties for the nine months ended March 31, 2002. As shown in the table below, the primary cause of the reduction in revenue from oil production was the decline in the average prices realized during the period.

         Revenue from natural gas royalties (excluding the Trust's equity interest in Tidelands) decreased 57% to approximately $1,435,000 for the nine months ended March 31, 2002, from approximately $3,361,000 for the nine months ended March 31, 2001. As shown in the table below, there was a decrease in production quantities and a decrease in the price realized for natural gas.

         Income from the Trust's equity in Tidelands decreased approximately 60% for the nine months ended March 31, 2002 as compared to the nine months ended March 31, 2001, due to a decrease in Tidelands' revenue from oil and natural gas.

         The quantities of oil and natural gas sold and the average prices realized from current operations for the nine months ended March 31, 2002, and those realized for the comparable six months in 2001, excluding the Trust's equity interest in Tidelands, are presented in the following table:

                                            2002            2001
                                        -----------     -----------
         OIL
           Barrels sold ...........          81,221          81,325
           Average price ..........     $     23.25     $     29.52

         NATURAL GAS
           Mcf sold ...............         522,865         705,322
           Average price ..........     $      2.74     $      4.76

CRITICAL ACCOUNTING POLICIES

         We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months and nine months ended March 31, 2002. Please see our annual report on Form 10-K for the year ended June 30, 2001 for a detailed discussion of our critical accounting policies.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibits are included herein:

            None

        (b) Current Reports on Form 8-K:

        Current report on Form 8-K dated and filed March 26, 2002 pursuant to
        Item 7 and Item 9 disclosing the tax information letter distributed to all of the unitholders of record of Marine Petroleum Trust.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MARINE PETROLEUM TRUST
                                          Bank of America, N.A., Trustee


May 13, 2002                              By: /s/ CINDY STOVER MILLER
                                              ---------------------------------
                                                     Cindy Stover Miller
                                                        Vice President


May 13, 2002                              By: /s/ R. RAY BELL
                                              ---------------------------------
                                                          R. Ray Bell
                                                 Principal Accounting Officer