Form 10-K
period 2002-06-30
MARINE PETROLEUM TRUST
filed 2002-09-30
CIK 62362

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002. OR

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of Units of Beneficial Interest held by non-affiliates of the registrant at August 30, 2002: $39,954,604.

     Number of Units of Beneficial Interest outstanding as of August 30, 2002 -- 2,000,000 Units.

                      Documents Incorporated by Reference:
                                      NONE

                              CROSS-REFERENCE SHEET

     This Form 10-K for the year ended June 30, 2002 of Marine Petroleum Trust is not organized by conventional item numbers and headings contemplated by SEC rules and forms. This cross-reference page is intended to indicate to the reader where (or under which headings) information required under Form 10-K may be found herein.

 FORM 10-K                                                                                                     HEADINGS
ITEM NUMBERS                                                                                                    HEREIN
------------                                                                                                   --------

PART I ............................................................................................. General

    Item 1. Business ............................................................................... The Trust; Properties

    Item 2. Properties ............................................................................. Properties

    Item 3. Legal Proceedings ...................................................................... Legal Matters

    Item 4. Submission of Matters to a Vote of Security Holders..................................... Unitholder Voting Matters

PART II ............................................................................................ Financial

    Item 5. Market for Registrant's Common Equity and Related Stockholder Matters................... Market and Investor Information

    Item 6. Selected Financial Data................................................................. Selected Financial Data

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations... Management's Discussion and
                                                                                                        Analysis of Financial
                                                                                                        Condition and Results of
                                                                                                        Operations

    Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................. Quantitative and Qualitative
                                                                                                        Disclosures About Market
                                                                                                        Risk

    Item 8. Financial Statements and Supplementary Data............................................. Financial Statements and
                                                                                                        Supplementary Data

    Item 9. Disagreements on Accounting and Financial Disclosure.................................... Accounting Matters

PART III............................................................................................ Management and Principal
                                                                                                        Unitholders

    Item 10. Directors and Executive Officers of the Registrant..................................... Administrators

    Item 11. Management Remuneration................................................................ Administrators; Management
                                                                                                        Compensation

    Item 12. Security Ownership of Certain Beneficial Owners and Management......................... Principal Unitholders

    Item 13. Certain Relationships and Related Transactions......................................... Administrators; Management
                                                                                                        Compensation

PART IV............................................................................................. Miscellaneous

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................... Exhibits, Financial Statement
                                                                                                        Schedules and Reports on
                                                                                                        Form 8-K

                                     GENERAL

                                    THE TRUST

     Organization. Marine Petroleum Trust ("Marine") is a royalty trust that was created in 1956 under the laws of the State of Texas. Marine is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between Marine's predecessors and Gulf Oil Corporation ("Gulf"). As a result of various transactions that have occurred since 1956, the Gulf interests are now held by Chevron Corporation ("Chevron"), Elf Exploration, Inc. ("Elf"), and their assignees.

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

     The Indenture, as amended, also provides that the term of the royalty trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

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

     Royalties. Marine's rights are generally referred to as overriding royalty interests by the oil and natural gas industry, and we sometimes refer to them as overriding royalty interests in this annual report. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from the overriding royalties are paid to Marine either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.

     Marine holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from the leases described in the "Properties" section below. Marine's overriding royalty interest applies only to existing leases and does not apply to new leases. Marine also owns a 32.6% equity interest in Tidelands Royalty Trust "B" ("Tidelands"), a separate Texas trust, which owns interests in the oil, natural gas, or other mineral leases acquired by Gulf and/or its transferees and assignees in a 1,370,000-acre area of the Gulf of Mexico (the "Royalty Area") during a 50-year period ended April 30, 2001. Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the "Acquisition Expiration Date"), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the well-head of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. Thereafter, Tidelands' interest in such tract was converted to an overriding royalty and Tidelands received payments equal to approximately 4.17% of the value of the oil and natural gas sold as long as the lease on such tract exists. At June 30, 2002, six of Tidelands' assigned leases contained producing wells and had paid out their $1,500,000 production payment. Tidelands' royalty interest on five of the six leases was 4.17% at June 30, 2002. On the sixth lease Tidelands' overriding royalty is 1.0416%. One recently acquired and assigned lease does not contain any producing wells. This lease has not yet paid $1,500,000 in production payments.

     Presently, the leases subject to Marine's interests cover 275,413 gross acres (including Tidelands' interest in 29,812 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination of a Lease if the working interest owner fails to fully develop a lease once it is acquired.

     For the year ended June 30, 2002, approximately 55% of Marine's royalty revenues were attributable to the sale of oil and approximately 45% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by seasonal fluctuations in demand and by changes in the market price for oil and natural gas. Over 90% of Marine's revenue for each of the past three years was paid by five working interest owners. The percentage received from these five working interest owners for each of the past three years is presented in the following table:

                                                    Years Ending June 30
Company                                         2002        2001         2000
                                                ----        ----         ----

Chevron                                          79%        75%           71%
Century Exploration Company                       5%         3%            3%
Devon Energy Production Company                   4%         7%           10%
BP America Production Company                     3%(1)      3%(2)         2%
Samedan Oil Corporation                           2%         6%            6%
                                                ---        ---           ---
                                                 93%        94%           92%

1. Includes $91,510 paid by Arco before BP America Production Company acquired Arco.

2. Includes $187,407 paid by Vastar and $197,641 paid by Arco after Arco acquired Vastar.

In addition, Marine's revenue from its equity interest in Tidelands accounted for approximately 5%, 7% and 6% of Marine's revenue for the years ended June 30, 2002, 2001 and 2000, respectively. Tidelands has reported that royalty revenues from American Explorer Company, Burlington Resources, Chevron, USA, Pennzenergy Exploration and Production Company and Devon accounted for a substantial portion of Tidelands' royalty revenue for the years ended December 31, 2001, 2000 and 1999.

     Marine derives no revenues from foreign sources and has no export sales.

     Trust Functions. Marine is administered by officers and employees of its Trustee, Bank of America, N.A. MPC employs Ray Bell, its president, treasurer and director, to perform certain management, financial and administrative services for Marine. Except for Mr. Bell, all officers and directors of MPC serve without compensation. See "Management and Principal Unitholders."

     Important aspects of Marine's operations are conducted by third parties. Oil and natural gas companies that lease tracts subject to Marine's interests conduct the production and sale of oil and natural gas and the calculation of royalty payments to Marine. Similarly, Marine's distributions are processed and paid by The Bank of New York as the agent for the trustee of Marine.

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

     Reserves. Marine is not engaged in the production of oil or natural gas. Marine's income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico. Marine does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Marine's interests are derived. See also "Difficulty in Obtaining Certain Data" below.

     Since Marine does not have access to this reserve information, Marine is unable to compute the standardized measure of discounted future net cash flows therefrom.

     Marine did not file any reports during the fiscal year ended June 30, 2002, with any federal authority or agency with respect to oil and natural gas reserves.

     Production. Information regarding the net quantities of oil and natural gas produced with respect to Marine's overriding royalty interests (excluding its equity in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Marine are based, is set forth in the following table:

                                                                   YEAR ENDED JUNE 30,
                                                         -------------------------------------------
                                                            2002            2001            2000
                                                         -----------     -----------     -----------

Quantity
    Oil (in barrels ("bbls")) ......................         113,424         112,554          92,837
    Natural Gas (in thousand cubic feet ("mcf")) ...         749,771         971,880         807,837

Average Price
    Oil (per bbl) ..................................     $     23.34     $     28.50     $     24.51
    Natural Gas (per mcf) ..........................     $      2.83     $      5.00     $      2.48

     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

     Productive Wells. Based on the latest public records available to Marine, and including its equity interest in Tidelands, there were approximately 367 active wells subject to Marine's interests, some of which contained multiple completions. Approximately 152 wells were classified as oil wells and approximately 215 wells were classified as natural gas wells. Most of the oil wells also produced associated natural gas and most of the natural gas wells produced condensate, which is economically the equivalent of oil. See "Difficulty in Obtaining Certain Data" below.

     Drilling Activity. Information concerning the results of operations on leases in which Marine had an interest (including its equity interest in Tidelands) for each of its last three fiscal years is set forth below:

                                 YEAR ENDED JUNE 30
                             --------------------------
                             2002      2001        2000
                             ----      ----        ----

Development
    Oil ................      26         39         21
    Natural Gas ........      34         58         36
    Suspended* .........       0          1          6
    Dry ................       7          1          5
                            ----       ----       ----
         Totals ........      67         99         68
                            ====       ====       ====

----------

* "Suspended" wells are wells that have been completed but whose classifications have not been reported at the relevant date.

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

     Lease Acreage. Marine has an overriding royalty interest (including its equity interest in Tidelands) in 73 different oil and natural gas leases covering 275,413 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

                         PRIMARY
LEASES GRANTED BY (1):    TERM      PRODUCING     TOTAL
                         -------    ---------    -------

United States ........     2,500     267,383     269,883
State of Texas .......        --         640         640
State of Louisiana ...        --       4,890       4,890
                         -------     -------     -------
                           2,500     272,913     275,413
                         =======     =======     =======

----------

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

     Present Activities. Public records indicate that 5 wells are being drilled on tracts that Marine has an interest in. Public records indicate that operators have designated locations for 7 additional wells. There is no assurance that these wells will be drilled, and if they are drilled, that they will be successful.

     Difficulty in Obtaining Certain Data. Marine's only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Marine's predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information as to reserves, availability of oil and natural gas, average production cost (lifting cost) per unit, undeveloped acreage, net wells and net acres, etc., with respect to the particular leases subject to Marine's interests lies solely within the knowledge of these concerns. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds and Marine believes that it will not be provided access to such information. Because of this, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under
Item 102 of Regulation S-K and Securities Exchange Act of 1934 Industry Guide 2.

                                  LEGAL MATTERS

     Neither Marine nor MPC, nor any of their respective properties (exclusive of properties owned by Chevron and subject to the Marine and Tidelands license agreements), is a party to or subject to any material pending litigation as of the date hereof.

                            UNITHOLDER VOTING MATTERS

     No matters have been presented to the unitholders to be voted upon during the fiscal year ended June 30, 2002.

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

                                   TRADE PRICE
                                 ---------------  DISTRIBUTIONS
  QUARTER ENDING                 HIGH       LOW     PER UNIT
  --------------                 -----     -----  -------------

September 30, 2001 .........     32.49     26.00     1.134
December 31, 2001 ..........     34.00     26.01      .724
March 31, 2002 .............     34.00     26.06      .486
June 30, 2002 ..............     29.50     24.00      .459

September 30, 2000 .........     22.50     15.50      .623
December 31, 2000 ..........     25.00     17.25      .862
March 31, 2001 .............     29.25     22.50      .935
June 30, 2001 ..............     41.75     26.20     1.174

     Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On September 11, 2002, these outstanding units were held of record by 600 unitholders.

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

                             SELECTED FINANCIAL DATA

                                                               (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                                      --------------------------------------------------------
                                                       2002         2001        2000        1999        1998
                                                      -------      -------     -------     -------     -------

STATEMENT OF INCOME AND UNDISTRIBUTED INCOME
   SELECTED DATA
   Income:
     Oil and natural gas royalties ..............     $ 4,772      $ 8,062     $ 4,526     $ 2,841     $ 2,577
     Equity in Tidelands ........................         235          575         318         328         461
     Interest ...................................          52          120          92          98         100
                                                      -------      -------     -------     -------     -------
                                                      $ 5,059      $ 8,757     $ 4,936     $ 3,267     $ 3,138
                                                      -------      -------     -------     -------     -------
   Expenses:
     General and administrative .................         231      $   241     $   180     $   176     $   146
     Federal income taxes of subsidiary .........         (19)          34          12           6          12
                                                      -------      -------     -------     -------     -------
                                                      $   212      $   275     $   192     $   182     $   158
                                                      -------      -------     -------     -------     -------
     Net income .................................     $ 4,847      $ 8,482     $ 4,744     $ 3,085     $ 2,980
                                                      =======      =======     =======     =======     =======
     Distributions ..............................     $ 5,065      $ 7,187     $ 4,300     $ 2,777     $ 3,216
                                                      =======      =======     =======     =======     =======
   Per Unit (2,000,000 outstanding)
     Net income .................................     $  2.42      $  4.24     $  2.37     $  1.54     $  1.49
                                                      =======      =======     =======     =======     =======
     Distributions ..............................     $  2.80      $  3.59     $  2.15     $  1.39     $  1.61
                                                      =======      =======     =======     =======     =======
BALANCE SHEET SELECTED DATA
   Total assets .................................     $ 3,098      $ 3,874     $ 2,570     $ 2,371     $ 2,745
                                                      =======      =======     =======     =======     =======
   Trust equity .................................     $ 3,098      $ 3,856     $ 2,560     $ 2,117     $ 1,809
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

     Critical Accounting Policies. As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalty from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for the period under report.

     Summary Review. Marine's net income for the year ended June 30, 2002 amounted to $4,847,485 or $2.42 per unit as compared to $8,482,747 or $4.24 per unit in fiscal 2001 and $4,743,594 or $2.37 per unit in fiscal 2000. These results include $244,250 realized in fiscal 2000 from reduction of an accounts payable provided by MPC to cover possible refunds that may have been required upon redetermination of natural gas prices for royalty payments in prior periods.

     These results also include income from Marine's equity interest in Tidelands which amounted to $234,945 for fiscal 2002, $574,755 for fiscal 2001 and $318,072 for fiscal 2000. Income from Tidelands contributed approximately 5% of Marine's royalty income for fiscal 2002 as compared to 7% and 6% of Marine's royalty income for fiscal 2001 and 2000, respectively.

     Marine's administrative expenses decreased to approximately $231,000 from approximately $241,000 experienced in the previous year. This decrease was substantially due to decreased legal, accounting and other expenses.

     Interest income decreased to approximately $52,000 from approximately $120,000 realized in the previous year due to a decrease in funds temporarily on deposit and a reduction in the yield on such funds.

     Marine believes that the drilling and work-over program of the operating companies has added to the life of well revenue. The following table shows the number of new wells drilled and the number of producing wells for the past three years.

                                 2002    2001    2000
                                 ----    ----    ----

Drilled .....................      67      99      68
Produced ....................     367     375     322

     The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during the past three years excluding Marine's equity interest in Tidelands and the $244,250 realized in fiscal 2000 from the reduction of the previously established accounts payable for possible royalty over-payments that management no longer deemed required.

                                          FOR YEARS ENDED JUNE 30,
                                  ----------------------------------------
                                     2002           2001           2000
                                  ----------     ----------     ----------

Income from
   Oil royalties ............     $2,647,623     $3,207,362     $2,275,447
   Natural gas royalties ....      2,124,195      4,854,958      2,006,664
                                  ----------     ----------     ----------
      Totals ................     $4,771,818     $8,062,320     $4,282,111
                                  ----------     ----------     ----------

Net quantities sold
   Oil (bbls) ...............        113,424        112,554         92,837
   Natural gas (mcf) ........        749,771        971,880        807,837

Average price
   Oil ......................     $    23.34     $    28.50     $    24.51
   Natural gas ..............     $     2.83     $     5.00     $     2.48

     Oil and Gas Royalties -- 2002 and 2001: During fiscal 2002, Marine received approximately 55% of its royalty income from the sale of oil and 45% from the sale of natural gas. Income from such oil and natural gas royalties in fiscal 2002 decreased approximately 41% from fiscal 2001.

     Oil royalties during fiscal 2002 in the amount of $2,647,623 were 17% less than oil royalties received in fiscal 2001 in the amount of $3,207,362, due to a decrease in the average price received.

     Natural gas royalties during fiscal 2002 in the amount of $2,124,195 were 56% lower than natural gas royalties received in fiscal 2001 in the amount of $4,854,958. The decrease was due to a decrease in the price received and in the quantity of natural gas sold.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At June 30, 2002, Marine did not have any market risk exposure with regard to any activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index, together with the related notes and the report of KPMG LLP, independent certified public accountants, are presented on pages 14 through 22 hereof.

                                                                                                           PAGE
                                                                                                           ----

Independent Auditors' Report............................................................................     14
Financial Statements:
    Consolidated Balance Sheets as of June 30, 2002 and 2001............................................     15
    Consolidated Statements of Income and Undistributed Income for the Three Years Ended June 30, 2002..     16
    Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2002.......................     17
    Notes to Consolidated Financial Statements..........................................................     18

     See also "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K for further information concerning the financial statements of Marine and its subsidiaries.

     All schedules have been omitted for the reason that they are either not required, not applicable or the required information is included in the financial statements and notes thereto.

                               ACCOUNTING MATTERS

     During fiscal 2002 and 2001, there have been no disagreements between Marine and its independent auditors on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

                      MANAGEMENT AND PRINCIPAL UNITHOLDERS

                                 ADMINISTRATORS

     Marine is a trust created under the laws of the State of Texas. Marine's Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A., serves as Trustee.

     R. Ray Bell may be considered a significant employee of Marine. Mr. Bell has been involved in the administration of Marine since its inception. He was the chief financial officer of Marine's predecessor and is 75 years old. Since July 1, 1977, he has served as an officer and director of MPC, and will continue to serve in such capacities until the next meeting of directors and shareholders, respectively, of MPC or until his successors are elected and qualified.

                             MANAGEMENT COMPENSATION

     During the fiscal year ended June 30, 2002, Marine paid or accrued fees of $44,201 to Bank of America, N.A., as Trustee. These fees are paid in accordance with the terms of the Indenture, as amended, governing Marine.

                              PRINCIPAL UNITHOLDERS

     The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of September 11, 2002:

                                              AMOUNT AND NATURE OF
           NAME AND ADDRESS                   BENEFICIAL OWNERSHIP              PERCENT OF CLASS
           ----------------                   ---------------------             ----------------
Paslay Family Limited Partnership                   286,469 units                    14.32%
5806 Lindenshire Lane
Dallas, TX  75230

Robert H. Paslay (1)                                346,184 units                    17.3%
1007 Gasserway Circle
Brentwood, TN  37027

Patricia Martin (1)                                 317,763 units                    15.9%
1020 S. Ocean Blvd.
Maralapan, FL  33462

-----------------------

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

                                  MISCELLANEOUS

         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements -- see "Financial Statements and Supplementary Data" above.

         The consolidated financial statements, together with the related notes and the report of KPMG LLP, independent certified public accountants, as contained in the Form 10-K of Tidelands Royalty Trust "B" for its fiscal year ended December 31, 2001 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.

         (b) Reports on Form 8-K -- No reports on Form 8-K have been filed during the last quarter of the fiscal year ended June 30, 2002.

         (c) Exhibits:

             4.1 - Indenture, as amended on December 8, 2000, of Marine
                   Petroleum Trust, filed as Exhibit 4.1 to the Annual Report of Form 10-K of Marine for the fiscal year ended June 30, 2001, and incorporated by reference herein.

             4.2 - Form of Certificate evidencing Unit(s) of Beneficial
                   Interest, filed as Exhibit 4 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 1994, filed with the Securities and Exchange Commission and incorporated by reference herein.

            21.1 - Subsidiaries of Marine, filed herewith.

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Marine Petroleum Trust:

         We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary as of June 30, 2002 and 2001 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ KPMG LLP

Dallas, Texas
September 23, 2002

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001

                                     ASSETS

                                                                    2002              2001
                                                               --------------   --------------

Current assets:
    Cash and cash equivalents ..............................   $      920,943   $    2,515,239
    Oil and gas royalties ..................................        1,026,141          854,229
    Receivables from affiliate .............................           54,709          165,216
    Federal income taxes refundable ........................           15,930               --
    Interest receivable ....................................            4,240               --
                                                               --------------   --------------
        Total current assets ...............................        2,021,963        3,534,684
                                                               --------------   --------------
Investment in U.S. Treasury and agency bonds ...............          725,793               --
Investment in affiliate ....................................          348,028          338,788
Office equipment, at cost less accumulated depreciation ....            2,400              555
Producing oil and gas properties ...........................                7                7
                                                               --------------   --------------
                                                               $    3,098,191   $    3,874,034
                                                               ==============   ==============

                                  LIABILITIES AND TRUST EQUITY


Current liabilities:
    Income taxes payable ...................................   $           --   $       18,343
                                                               --------------   --------------
        Total liabilities ..................................               --           18,343
                                                               --------------   --------------
Trust equity
    Corpus - authorized 2,000,000 units of beneficial
      interest, issued 2,000,000 units at nominal value ....                8                8
    Undistributed income ...................................        3,098,183        3,855,683
                                                               --------------   --------------
        Total trust equity .................................        3,098,191        3,855,691
                                                               --------------   --------------
                                                               $    3,098,191   $    3,874,034
                                                               ==============   ==============



          See accompanying notes to consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                         THREE YEARS ENDED JUNE 30, 2002

                                                      2002               2001             2000
                                                ---------------    ---------------   ---------------
Income:
   Oil and gas royalties ....................   $     4,771,818    $     8,062,320   $     4,526,361
   Equity in earnings of affiliate ..........           234,945            574,755           318,072
   Interest income ..........................            52,262            120,207            92,399
                                                ---------------    ---------------   ---------------
                                                      5,059,025          8,757,282         4,936,832
Expenses:
   General and administrative ...............           230,613            240,749           180,832
                                                ---------------    ---------------   ---------------
       Income before Federal income taxes ...         4,828,412          8,516,533         4,756,000
Federal income taxes of subsidiary ..........           (19,073)            33,786            12,406
                                                ---------------    ---------------   ---------------
       Net income ...........................         4,847,485          8,482,747         4,743,594
Undistributed income at beginning of year ...         3,855,683          2,559,993         2,116,678
                                                ---------------    ---------------   ---------------
                                                      8,703,168         11,042,740         6,860,272
Distributions to unitholders ................         5,604,985          7,187,057         4,300,279
                                                ---------------    ---------------   ---------------
Undistributed income at end of year .........   $     3,079,110    $     3,855,683   $     2,559,993
                                                ===============    ===============   ===============
Net income per unit .........................   $          2.42    $          4.24   $          2.37
                                                ===============    ===============   ===============
Distributions per unit ......................   $          2.80    $          3.59   $          2.15
                                                ===============    ===============   ===============


          See accompanying notes to consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         THREE YEARS ENDED JUNE 30, 2002


                                                                        2002            2001            2000
                                                                    ------------    ------------    ------------
Cash flows from operating activities:
   Net income ...................................................   $  4,847,485    $  8,482,747    $  4,743,594
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Equity in undistributed earnings of affiliate ..............         (9,240)        (32,387)         15,669
     Change in assets and liabilities:
       Oil and gas royalties receivable .........................       (171,912)       (367,521)       (179,051)
       Receivables from affiliate ...............................        110,507         (70,214)        (14,063)
       Federal income taxes refundable ..........................        (15,930)             --              --
       Interest receivable ......................................         (4,240)             --              --
       Accounts payable .........................................             --             (88)       (244,162)
       Income taxes payable .....................................        (18,343)          8,161              26
                                                                    ------------    ------------    ------------
           Net cash provided by operating activities ............      4,738,327       8,020,698       4,322,013

Cash flows used in investing activities -
   Investment in U.S. Treasury and agency bonds .................       (725,793)             --              --
   Purchase of office equipment .................................         (1,845)             --              --
                                                                    ------------    ------------    ------------
   Net cash used in investing activities ........................       (727,638)             --              --
                                                                    ------------    ------------    ------------

Cash flows used in financing activities - distributions to
   unitholders ..................................................     (5,604,985)     (7,187,057)     (4,300,279)
                                                                    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents ............     (1,594,296)        833,641          21,734
Cash and cash equivalents at beginning of period ................      2,515,239       1,681,598       1,659,864
                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of period ......................   $    920,943    $  2,515,239    $  1,681,598
                                                                    ============    ============    ============


          See accompanying notes to consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

         The Marine Petroleum Trust ("Marine") was established on June 1, 1956 with the transfer of property to Marine consisting of certain contract rights, units of beneficial interest and common stock in exchange for units of beneficial interest in Marine. The contract rights entitled Marine to receive a ..0075 overriding royalty interest in oil, natural gas and other mineral leasehold interests acquired by Gulf Oil Corporation, now Chevron U.S.A., Inc. ("Chevron"), a subsidiary of Chevron Corporation, in certain areas of the Gulf of Mexico prior to January 1, 1980.

         Marine must distribute all income, after paying its liabilities and obligations, to the unitholders during the months of March, June, September and December each year. Marine and its subsidiary cannot engage in a trade or business. Funds held by the subsidiary pending distribution to Marine are invested in U.S. Treasury and agency bonds.

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

     (d) Undistributed Income

         Marine's indenture agreement provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day. Undistributed income includes $983,594 and $947,167 applicable to MPC at June 30, 2002 and 2001, respectively.

     (e) Federal Income Taxes

         No provision has been made for Federal income taxes on Marine's income since such taxes are the liability of the unitholders.

Income Taxes

Federal income taxes have been provided on the income of MPC, excluding the 98% net profits interest to be distributed to Marine and deducting statutory depletion. MPC uses the cash method of reporting for federal income taxes.

At June 30, 2002, the Trust has a receivable from overpayment of prior year MPC federal taxes in the amount of approximately $16,000. At June 30, 2002, deferred tax assets and liabilities were as follows:

                                                           June 30, 2002

Deferred tax assets
         Net operating loss carryforward                      $  3,936

Deferred tax liabilities
         Income not yet recognized for income taxes             (3,936)
                                                              --------

Net deferred tax liability                                    $     --
                                                              ========

MPC had a net operating loss carryforward of approximately $19,000 at June 30, 2002, which does not expire until 2022.

The primary difference between the effective tax rate of the Trust and the statutory tax rate is the fact that only MPC income, excluding the 98% net profits interest, is subject to federal income tax.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                         THREE YEARS ENDED JUNE 30, 2002

     (f) Credit Risk Concentration and Cash Equivalents

         Financial instruments which potentially subject Marine and MPC to concentrations of credit risk are primarily investments in cash equivalents, U.S. Treasury and agency bonds and receivables. Marine and MPC place their cash investments with financial institutions or companies that management considers credit worthy and limit the amount of credit exposure from any one financial institution or company. Marine has not experienced significant problems collecting its receivables in the past.

         Marine and MPC had cash equivalents and investments in U.S. Treasury and agency bonds of $1,646,736 and $2,480,267 at June 30, 2002 and 2001,
respectively, which consisted of money market accounts, U.S. Treasury and agency bonds, and money market mutual funds. For purposes of the statements of cash flows, Marine considers all investments with initial maturities of three months or less to be cash equivalents.

     (g) Statements of Cash Flows

         MPC made Federal income tax payments of $15,200, $25,625 and $12,380 during the years ended June 30, 2001, 2000 and 1999, respectively.

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

         U.S. Treasury and agency bonds held to maturity are valued at amortized cost.

     (i) Use of Estimates

         Management of Marine and MPC has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (j) Income Per Unit

         Income per unit is calculated by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.

     (k) Significant Royalty Sources

         Royalty revenue received by Marine from producers is summarized as follows:

                                          2002           2001             2000
                                      ------------    ------------    ------------

Chevron ...........................             79%             75%             71%
Century Exploration Company .......              5%              3%              3%
Devon f/k/a  Pennzenergy ..........              4%              7%             10%
Others ............................             12%             18%             19%
                                      ------------    ------------    ------------
                                               100%            100%            100%
                                      ============    ============    ============

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                         THREE YEARS ENDED JUNE 30, 2002

(2) INVESTMENT IN AND RECEIVABLES FROM AFFILIATE - TIDELANDS ROYALTY TRUST "B"

         At June 30, 2002 and 2001, Marine owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust "B" ("Tidelands"). The 452,366 units owned by Marine had a quoted market value of $1,538,044 and $2,488,013 at June 30, 2002 and 2001, respectively.

         Marine and Tidelands share certain common costs which are allocated based on their respective net revenues.

         The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 2001 and 2000:



                                               2002           2001
                                           ------------    ------------

Balance at beginning of year ...........   $    338,788    $    306,401
Equity in earnings of affiliate ........        264,945         574,755
Distribution of earnings ...............       (225,705)       (542,368)
                                           ------------    ------------
Balance at end of year .................   $    378,028    $    338,788
                                           ============    ============

         At June 30, 2002 and 2001, receivables from affiliate includes $42,390 and $154,883, respectively, of income distributable to Marine as a Tidelands unitholder.

         The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands.

                                 BALANCE SHEETS

                                     ASSETS


                                                                        JUNE 30
                                                               ---------------------------
                                                                   2002           2001
                                                               ------------   ------------

Cash and cash equivalents ..................................   $    485,415   $  1,531,272
Oil and gas royalties receivable ...........................        114,365        120,927
Other ......................................................        738,671          1,351
                                                               ------------   ------------
                                                               $  1,338,451   $  1,653,550
                                                               ============   ============
                          LIABILITIES AND TRUST EQUITY



Liabilities (including $139,258 and $484,021 payable to
    unitholders in 2002 and 2001, respectively) ............   $    271,842   $    615,260
Corpus .....................................................              2              2
Undistributed income .......................................      1,066,607      1,038,288
                                                               ------------   ------------
                                                               $  1,338,451   $  1,653,550
                                                               ============   ============

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                         THREE YEARS ENDED JUNE 30, 2002

                              STATEMENTS OF INCOME


                                                                     YEAR ENDED JUNE 30
                                                         ------------------------------------------
                                                             2002           2001            2000
                                                         ------------   ------------   ------------
Income ...............................................   $    825,751   $  1,903,226   $  1,081,252
Expenses .............................................        101,380        115,340         88,149
                                                         ------------   ------------   ------------
     Income before Federal income taxes ..............        724,371      1,787,886        993,103
Federal incomes taxes of Tidelands' subsidiary .......          4,329         26,428         18,285
                                                         ------------   ------------   ------------
     Net income ......................................   $    720,042   $  1,761,458   $    974,818
                                                         ============   ============   ============

         Tidelands is a registrant with the Securities and Exchange Commission and has filed a Form 10-K as of December 31, 2001.

 (3) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following quarterly financial information for fiscal year 2002 and 2001 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.


                                                                                      NET
                                 OIL AND GAS                          NET            INCOME
                                  ROYALTIES        EXPENSES         INCOME          PER UNIT
                               --------------   --------------   --------------   --------------
Quarter ended:
     September 30, 2001 ....   $    1,393,790           44,011        1,448,352              .72
     December 31, 2001 .....          991,952           64,233          984,438              .49
     March 31, 2002 ........          937,518           74,238          942,401              .47
     June 30, 2002 .........        1,448,558           48,131        1,472,294              .74
                               --------------   --------------   --------------   --------------
                               $    4,771,818          230,613        4,847,485             2.42
                               --------------   --------------   --------------   --------------

Quarter ended:
     September 30, 2000 ....   $    1,694,404           44,140        1,873,299              .94
     December 31, 2000 .....        1,895,450           80,946        1,947,085              .97
     March 31, 2001 ........        2,171,317           61,363        2,299,098             1.15
     June 30, 2001 .........        2,301,149           54,300        2,363,265             1.18
                               --------------   --------------   --------------   --------------
                               $    8,062,320          240,749        8,482,747             4.24
                               ==============   ==============   ==============   ==============

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                         THREE YEARS ENDED JUNE 30, 2002

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

         Oil and natural gas reserve information relating to Marine's and Tidelands' royalty interests is not presented because such information is not available to Marine or Tidelands. Marine's share of oil and natural gas produced for its royalty interests and the Marine's equity in oil and natural gas produced for Tidelands' royalty interests were as follows:


                                                        2002         2001         2000
                                                     ----------   ----------   ----------
Marine:
     Oil (barrels) ...............................      113,424      112,554       92,837
                                                     ==========   ==========   ==========
     Gas (mcf) ...................................      749,771      971,880      807,837
                                                     ==========   ==========   ==========
Tidelands:
     Oil (barrels) ...............................        2,877        4,132        3,527
                                                     ==========   ==========   ==========
     Gas (mcf) ...................................       61,242       80,132       76,081
                                                     ==========   ==========   ==========

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

                                      MARINE PETROLEUM TRUST
                                         (Registrant)


                                      By: BANK OF AMERICA, N.A.
                                          in its capacity as trustee of Marine
                                          Petroleum Trust and not in its
                                          individual capacity or otherwise


                                      By: /s/ RON E. HOOPER
                                         ------------------------------
                                         Ron E. Hooper
                                         Senior Vice President


Date: September 30, 2002

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


                                      BANK OF AMERICA, N.A.
                                          in its capacity as trustee of Marine
                                          Petroleum Trust and not in its
                                          individual capacity or otherwise


Dated: September 30 2002             By: /s/ RON E. HOOPER
                                          ------------------------------
                                          Ron E. Hooper
                                          Senior Vice President



Dated: September 30, 2002             /s/ R. RAY BELL
                                      ----------------------------------
                                      R. Ray Bell
                                      Principal Accounting Officer

                                  CERTIFICATION

I, R. Ray Bell, Principal Accounting Officer of Marine Petroleum Trust, certify that:

     1.   I have reviewed this annual report on Form 10-K of Marine Petroleum
          Trust;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

                                       /s/ R. RAY BELL
                                       ----------------------------
                                       R. Ray Bell
                                       Principal Accounting Officer

                                  CERTIFICATION

I, Ron E. Hooper, Senior Vice President Royalty Management, on behalf of Bank of America Private Bank, not in its individual capacity but solely as the trustee of Marine Petroleum Trust, certify that:

1.   I have reviewed this annual report on Form 10-K of Marine Petroleum Trust;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

                            /s/ RON E. HOOPER
                            ----------------------------------------------------
                            Ron E. Hooper
                            Senior Vice President Royalty Management on
                            behalf of Bank of America Private Bank, not in
                            its individual capacity but solely as the trustee of Marine Petroleum Trust

                               INDEX TO EXHIBITS

    EXHIBIT
    NUMBER         DESCRIPTION
    -------        -----------

      4.1          Indenture, as amended on December 8, 2000, of Marine
                   Petroleum Trust, filed as Exhibit 4.1 to the Annual Report of
                   Form 10-K of Marine for the fiscal year ended June 30, 2001, and incorporated by reference herein.

      4.2          Form of Certificate evidencing Unit(s) of Beneficial
                   Interest, filed as Exhibit 4 to the Annual Report on Form
                   10-K of Marine for the fiscal year ended June 30, 1994, filed with the Securities and Exchange Commission and incorporated by reference herein.

      21.1         Subsidiaries of Marine, filed herewith.