Form 10-Q
period 2002-09-30
MARINE PETROLEUM TRUST
filed 2002-11-14
CIK 62362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from ________ to ________ .

                          COMMISSION FILE NUMBER 0-8565

                             MARINE PETROLEUM TRUST
             (Exact name of registrant as specified in its charter)


                   TEXAS                              75-6008017
        (State or other jurisdiction              (I.R.S. Employer
     of incorporation or organization)           Identification No.)

           BANK OF AMERICA, N.A.                      75283-0650
      P.O. BOX 830650, DALLAS, TEXAS                  (Zip Code)
(Address of principal executive offices)

        Registrant's telephone number, including area code (800) 985-0794

                                      None
               (Former name, former address and former fiscal year
                          if changed since last report)

                               -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate number of units of beneficial interest outstanding as of the latest practicable date: As of September 30, 2002, we had 2,000,000 units of beneficial interest outstanding.

================================================================================

                             MARINE PETROLEUM TRUST

                                      INDEX


                                                                                                     PAGE
                                                                                                    NUMBER
                                                                                                    ------

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited) ....................................................          2

Condensed Consolidated Balance Sheets September 30, 2002 and June 30, 2002 ..................          2

Condensed Consolidated Statements of Income for the Three Months Ended
     September 30, 2002 and 2001 ............................................................          3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
     September 30, 2002 and 2001 ............................................................          4

Notes to Condensed Consolidated Financial Statements ........................................          5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..........................          9

ITEM 4. CONTROLS AND PROCEDURES .............................................................         10

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ....................................................         11

Signatures ..................................................................................         12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2002 AND JUNE 30, 2002
                                   (UNAUDITED)


                                     ASSETS
                                                            SEPTEMBER 30,        JUNE 30,
                                                                2002              2002
                                                            -------------     -------------
Current Assets:
    Cash and cash equivalents .........................     $   1,051,086     $     920,943
    Oil and gas royalties receivable ..................           875,484         1,026,141
    Receivable from affiliate .........................            88,698            54,709
    Federal income taxes refundable ...................             8,953            15,930
    Interest receivable ...............................            13,335             4,240
                                                            -------------     -------------
       Total current assets ...........................     $   2,037,556     $   2,021,963
                                                            -------------     -------------
Investment in U.S. Treasury and agency bonds ..........           722,947           725,793
Investment in affiliate ...............................           358,459           348,028
Office equipment, at cost less accumulated depreciation             2,400             2,400
Producing oil and gas properties ......................                 7                 7
                                                            -------------     -------------
                                                            $   3,121,369     $   3,098,191
                                                            =============     =============

                          LIABILITIES AND TRUST EQUITY

Current Liability - Accounts payable ..................     $         379     $          --
                                                            -------------     -------------
Trust Equity:

    Corpus - authorized 2,000,000 units of beneficial
      interest, issued 2,000,000 units at nominal
      value ...........................................                 8                 8


    Undistributed income ..............................         3,120,982         3,098,183
                                                            -------------     -------------
       Total trust equity .............................         3,120,990         3,098,191
                                                            -------------     -------------
                                                            $   3,121,369     $   3,098,191
                                                            =============     =============



     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                             THREE MONTHS
                                                     ---------------------------
                                                         2002            2001
                                                     -----------     -----------
       Income:
           Oil and gas royalties ...............     $ 1,051,410     $ 1,393,790
           Equity in earnings of affiliate .....          87,800          77,479
           Interest income .....................          10,963          23,524
                                                     -----------     -----------
                                                       1,150,173       1,494,793

       General and administrative expenses .....          37,010          44,011
                                                     -----------     -----------
           Income before Federal income taxes ..       1,113,163       1,450,782
       Federal income taxes of subsidiary ......           7,000           2,430
                                                     -----------     -----------
           Net income ..........................       1,106,163       1,448,352

       Undistributed income at beginning of year       3,098,183       3,855,683
                                                     -----------     -----------
                                                       4,204,346       5,304,035
       Distributions to unitholders ............       1,083,364       2,268,214
                                                     -----------     -----------
       Undistributed income at end of year .....     $ 3,120,982     $ 3,035,821
                                                     ===========     ===========

       Net income per unit .....................     $      0.55     $      0.72
                                                     ===========     ===========

       Distributions per unit ..................     $      0.54     $      1.13
                                                     ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                 2002             2001
                                                                              -----------      -----------
Cash flows from operating activities:
    Net income ..........................................................     $ 1,106,163      $ 1,448,352

    Adjustments to reconcile net income to net cash provided by operating activities:
      Equity in undistributed (earnings) loss of affiliate ..............         (10,431)          15,187
      Change in assets and liabilities:
          Oil and gas royalties receivable ..............................         150,657          282,980
          Receivable from affiliate .....................................         (33,989)          64,378
          Federal income taxes refundable ...............................           6,977               --
          Interest receivable ...........................................          (9,095)              --
          Accounts payable ..............................................             379               --
          Income taxes payable ..........................................              --           (2,570)
                                                                              -----------      -----------
             Net cash provided by operating activities ..................       1,210,661        1,808,327
                                                                              -----------      -----------
Cash flows from investing activities:
      Investment in U.S. Treasury and agency bonds ......................           2,846               --
      Purchase of office equipment ......................................              --           (1,845)
                                                                              -----------      -----------
          Net cash provided by (used in) investing activities ...........           2,846           (1,845)
                                                                              -----------      -----------
Cash flows from financing activities--
      Distributions to unitholders ......................................      (1,083,364)      (2,268,214)
                                                                              -----------      -----------

      Net increase (decrease) in cash and cash equivalents ..............         130,143         (461,732)

Cash and cash equivalents at beginning of period ........................         920,943        2,515,239
                                                                              -----------      -----------

Cash and cash equivalents at end of period ..............................     $ 1,051,086      $ 2,053,507
                                                                              ===========      ===========


     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

ACCOUNTING POLICIES

         The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, Marine Petroleum Corporation ("MPC"). The financial statements are condensed and should be read in conjunction with the Trust's annual report on Form 10-K for the fiscal year ended June 30, 2002. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

         As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for the period under report.

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

UNDISTRIBUTED INCOME

         A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend from MPC to the Trust has been declared since 1993. On September 30, 2002, undistributed income of the Trust and MPC amounted to $2,122,343 and $998,639, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION--LIQUIDITY AND CAPITAL RESOURCES

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

         Due to the limited purpose of the Trust as stated in the Trust Indenture, there is no requirement for capital. The Trust's only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects income monthly, pays expenses of administration, and disburses all net income collected to its unitholders each quarter. Because all of the Trust's revenues are invested in liquid funds pending distribution, the Trust does not experience any liquidity problems.

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

CRITICAL ACCOUNTING POLICIES

         As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for the period under report.

         We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended September 30, 2002. Please see our annual report on Form 10-K for the year ended June 30, 2002 for a detailed discussion of our critical accounting policies.

GENERAL

         The Trust realized 66% of its revenue from the sale of oil and 34% from the sale of natural gas. Revenue includes estimated royalties of oil and natural gas produced but not paid.

         Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.

SUMMARY REVIEW OF OPERATING RESULTS

         Net income for the three months ended September 30, 2002, declined approximately 24% to $0.55 per unit as compared to $0.72 per unit for the comparable three months in 2001. Oil production for the three months ended September 30, 2002, decreased approximately 1,600 barrels and natural gas production decreased approximately 83,000 mcf. The average price received for a barrel of oil declined $0.85, or 3%, and the average price received for a thousand cubic feet (mcf) of natural gas declined $0.22, or 7%.

         Distributions to unitholders amounted to $0.54 per unit for the three months ended September 30, 2002, a decrease of 52% from the distribution for the three months ended September 30, 2001.

         The Trust's distributions are paid based on the timing of actual cash receipts rather than the net income of the Trust.

         The Trust must rely on public records for information regarding drilling operations. The public records available up to the date of this report indicate that seven drilling and workover operations were conducted successfully during the three months ended September 30, 2002, on leases in which the Trust has an interest. In the comparable period a year ago there were eight drilling and workover operations reported. The Trust receives royalty payments on the sale of oil and natural gas from approximately 375 wells.

         The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

                                          PRODUCTION(1)
                                   ---------------------------
                                                      NATURAL              NET             CASH
         QUARTER                   OIL (BBLS)        GAS (MCF)           INCOME        DISTRIBUTION
         -------                   ----------        ---------           ------        ------------
         September 30, 2001 ...       29,748          211,925              .72             1.13
         December 31, 2001 ....       25,314          150,434              .49              .72
         March 31, 2002 .......       26,159          160,506              .47              .49
         June 30, 2002 ........       32,203          226,906              .74              .46
         September 30, 2002 ...       28,136          129,252              .55              .54

(1)  Excludes the Trust's equity interest in Tidelands.

         The Trust's revenues are derived from the oil and natural gas production activities of unrelated parties. The Trust's revenues and distributions fluctuate from period to period based upon factors beyond the Trust's control, including, without limitation, the number of productive wells drilled and maintained on leases subject to the Trust's interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. The Trust believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including the result of storm damage to production facilities, blowouts or other production accidents, and geological changes such as cratering of productive formations; expiration or release of leases subject to the Trust's interests.

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

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

         Net income decreased 24% to approximately $1,106,000 for the three months ended September 30, 2002, from approximately $1,448,000 realized for the comparable three months in 2001. The quantity of oil and natural gas produced decreased during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The average prices realized for oil and natural gas decreased for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

         Revenue from oil royalties (excluding the Trust's equity interest in Tidelands) decreased 8% to approximately $693,000 for the three months ended September 30, 2002, from approximately $757,000 realized for the comparable three months in 2001. As shown in the table below, the decrease in production quantities, and a 3% decline in the average price realized resulted in reduced royalties from oil for the three months ended September 30, 2002.

         Revenue from natural gas royalties, excluding the Trust's equity interest in Tidelands, decreased 44% to approximately $359,000 for the three months ended September 30, 2002, from approximately $636,000 for the comparable three months in 2001. As shown in the table below, decreases in production and price for natural gas for the three months ended September 30, 2002 resulted in reduced royalties for the quarter.

         Income from the Trust's equity in Tidelands increased approximately 13% for the three months ended September 30, 2002 from the comparable period in 2001 due to an increase in Tidelands' revenue from oil and natural gas.

         The quantities of oil and natural gas sold and the average prices realized from current operations for the three months ended September 30, 2002, and those realized in the comparable three months in 2001, excluding the Trust's equity interest in Tidelands, are presented in the following table:

                                                                               2002            2001
                                                                             --------        --------
         OIL
             Barrels sold..........................................            28,136          29,748
             Average price.........................................          $  24.61        $  25.46

         NATURAL GAS
             Mcf sold...............................................          129,252         211,925
             Average price...........................................        $   2.78        $   3.00


FORWARD-LOOKING STATEMENTS

         The statements discussed in this quarterly report on Form 10-Q regarding our future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in
Section 27A of the Securities Act of 1933. We use the words "may," "will," "expect," "anticipate," "estimate," "believe," "continue," "intend," "plan," "budget," or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our financial condition, and/or state other "forward-looking" information. Events may occur in the future that we are unable to accurately predict, or over which we have no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Form 10-Q.

         Extraordinary weather conditions in the Gulf of Mexico interrupted production and affected all offshore Gulf leases from late September until mid-October, which may decrease the Trust's revenue for the quarter ending December 31, 2002 and cash flow for the first quarter of 2003. The Trust is unable to predict the effect this extraordinary weather may have on production or on the Trust's cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

         Not applicable.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are included herein:

99.1              Certification of the Principal Accounting Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.

         (b)      Current Reports on Form 8-K:

                  Current report on Form 8-K dated and filed September 30, 2002, pursuant to Item 9. furnishing the certifications of the Trustee and the Principal Accounting Officer.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MARINE PETROLEUM TRUST
                                         Bank of America, N.A., Trustee



November 14, 2002                        By:   /s/ RON E. HOOPER
                                               --------------------------------
                                                       Ron E. Hooper
                                                   Senior Vice President


November 14, 2002                        By:    /s/ R. RAY BELL
                                               --------------------------------
                                                       R. Ray Bell
                                                Principal Accounting Officer

                                 CERTIFICATIONS

I, R. Ray Bell, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Marine Petroleum
     Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's Trustee and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's Trustee and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's Trustee and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by various working interest owners.

Date:  November 14, 2002                          /s/ R. Ray Bell
                                                  -----------------------------
                                                  R. Ray Bell
                                                  Principal Accounting Officer

                                 CERTIFICATIONS

I, Ron E. Hooper, certify that

1. I have reviewed this quarterly report on Form 10-Q of Marine Petroleum Trust, for which Bank of America, N.A. acts as Trustee;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by various working interest owners.

Date:  November 14, 2002                    /s/ RON E. HOOPER
                                            -----------------------------------
                                            Ron E. Hooper Senior Vice President
                                            Royalty Management on behalf of Bank
                                            of America Private Bank, not in its
                                            individual capacity but solely as
                                            the trustee of Marine Petroleum
                                            Trust

MARINE PETROLEUM TRUST
C/O BANK OF AMERICA, N.A.
P.O. BOX 830650
DALLAS, TEXAS 75283-0650

EXHIBIT
NO.                        DESCRIPTION
-------                    -----------

99.1            Certification of the Principal Accounting Officer pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.