Form 10-Q
period 2002-12-31
MARINE PETROLEUM TRUST
filed 2003-02-13
CIK 62362

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

                For the quarterly period ended December 31, 2002

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

      Indicate number of units of beneficial interest outstanding as of the latest practicable date:
                   As of December 31, 2002, we had 2,000,000
                    units of beneficial interest outstanding.

================================================================================

                             MARINE PETROLEUM TRUST

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------

                                      PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) ...........................................................    2

Condensed Consolidated Balance Sheets December 31, 2002 and June 30, 2002 ..........................    2

Condensed Consolidated Statements of Income for the Three Months and Six Months Ended
  December 31, 2002 and 2001 .......................................................................    3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
  December 31, 2002 and 2001........................................................................    4

Notes to Condensed Consolidated Financial Statements ...............................................    5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ......    6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .................................   10

ITEM 4. CONTROLS AND PROCEDURES ....................................................................   10

                                        PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...........................................................   11

Signatures .........................................................................................   12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2002 AND JUNE 30, 2002
                                   (UNAUDITED)



                                                                    DECEMBER 31,     JUNE 30,
                                                                        2002           2002
                                                                    ------------   ------------
                                             ASSETS
Current Assets:
  Cash and cash equivalents .....................................   $    709,475   $    920,943
  Oil and gas royalties receivable ..............................      1,190,225      1,026,141
  Receivable from affiliate .....................................         65,009         54,709
  Federal income taxes refundable ...............................             --         15,930
  Interest receivable ...........................................          4,654          4,240
                                                                    ------------   ------------
    Total current assets ........................................   $  1,969,363   $  2,021,963
                                                                    ------------   ------------

Investment in U.S. Treasury and agency bonds ....................        721,521        725,793
Investment in affiliate .........................................        335,361        348,028
Office equipment, at cost less accumulated depreciation .........          2,400          2,400
Producing oil and gas properties ................................              7              7
                                                                    ------------   ------------
                                                                    $  3,028,652   $  3,098,191
                                                                    ============   ============


                                          TRUST EQUITY

Trust Equity:
  Corpus - authorized 2,000,000 units of beneficial interest,
    issued 2,000,000 units at nominal value .....................   $          8   $          8
  Undistributed income ..........................................      3,028,644      3,098,183
                                                                    ------------   ------------
    Total trust equity ..........................................   $  3,028,652   $  3,098,191
                                                                    ============   ============


     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

      FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)




                                                        THREE MONTHS                    SIX MONTHS
                                                ---------------------------    ---------------------------
                                                    2002           2001           2002            2001
                                                ------------   ------------    ------------   ------------
Income:
  Oil and gas royalties .....................   $  1,182,355   $    991,952    $  2,233,765   $  2,385,742
  Equity in earnings of affiliate ...........         34,217         42,896         122,017        120,375
  Interest income ...........................         11,094         13,113          22,057         36,637
                                                ------------   ------------    ------------   ------------
                                                   1,227,666      1,047,961       2,377,839      2,542,754
                                                ------------   ------------    ------------   ------------

General and administrative expenses .........         61,658         64,233          98,668        108,244
                                                ------------   ------------    ------------   ------------
  Income before Federal income taxes ........      1,166,008        983,728       2,279,171      2,434,510
Federal income taxes of subsidiary ..........             --           (710)          7,000          1,720
                                                ------------   ------------    ------------   ------------
  Net income ................................      1,166,008        984,438       2,272,171      2,432,790
                                                ------------   ------------    ------------   ------------
Undistributed income at beginning of year ...      3,120,982      3,035,821       3,098,183      3,855,683
                                                ------------   ------------    ------------   ------------
                                                   4,286,990      4,020,259       5,370,354      6,288,473
Distributions to unitholders ................      1,258,346      1,447,112       2,341,710      3,715,326
                                                ------------   ------------    ------------   ------------
Undistributed income at end of year .........      3,028,644      2,573,147       3,028,644      2,573,147
                                                ============   ============    ============   ============

Net income per unit .........................   $        .58   $        .49    $       1.14   $       1.22
                                                ============   ============    ============   ============

Distributions per unit ......................   $        .63   $        .72    $       1.17   $       1.86
                                                ============   ============    ============   ============


     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)




                                                                                  2002            2001
                                                                              ------------    ------------

Cash flows from operating activities:
  Net income ..............................................................   $  2,272,171    $  2,432,790

  Adjustments to reconcile net income to net cash provided by operating activities:
    Equity in undistributed (earnings) loss of affiliate ..................         12,667          22,139
    Amortization of discount ..............................................          4,272              --
    Change in assets and liabilities:
      Oil and gas royalties receivable ....................................       (164,084)        337,281
      Receivable from affiliate ...........................................        (10,300)        107,739
      Federal income taxes refundable .....................................         15,930              --
      Interest receivable .................................................           (414)             --
      Income taxes payable ................................................             --          (8,280)
                                                                              ------------    ------------
        Net cash provided by operating activities .........................      2,130,242       2,891,669
                                                                              ------------    ------------

Cash flows from investing activities--
    Purchase of office equipment ..........................................             --          (1,845)

Cash flows from financing activities--
    Distributions to unitholders ..........................................     (2,341,710)     (3,715,326)
                                                                              ------------    ------------

Net decrease in cash and cash equivalents .................................       (211,468)       (825,502)

Cash and cash equivalents at beginning of period ..........................        920,943       2,515,239
                                                                              ------------    ------------

Cash and cash equivalents at end of period ................................   $    709,475    $  1,689,737
                                                                              ============    ============



     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)

ACCOUNTING POLICIES

         The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, Marine Petroleum Corporation ("MPC"). The financial statements are condensed and should be read in conjunction with the Trust's annual report on Form 10-K for the fiscal year ended June 30, 2002. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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

UNDISTRIBUTED INCOME

         A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend from MPC to the Trust has been declared since 1993. On December 31, 2002, undistributed income of the Trust and MPC amounted to $2,029,619 and $999,025 respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

         The Trust is a royalty trust that was created in 1956 under the laws of the State of Texas. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust's predecessors and Gulf Oil Corporation ("Gulf"). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation, Elf Exploration, Inc., and their assignees.

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

         Due to the limited purpose of the Trust as stated in the Trust Indenture, there is no requirement for capital. The Trust's only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects income monthly, pays administration expenses, and disburses all net income collected to its unitholders each quarter. Because all of the Trust's revenues are invested in liquid funds pending distribution, the Trust does not experience any liquidity problems.

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

         We did not have any changes in our critical accounting policies or in our significant accounting estimates during the six months ended December 31, 2002. Please see our annual report on Form 10-K for the year ended June 30, 2002 for a detailed discussion of our critical accounting policies.

GENERAL

         The Trust realized 56% of its revenue from the sale of oil and 44% from the sale of natural gas during the six months ended December 31, 2002. Revenue includes estimated royalties of oil and natural gas produced but not paid.

         Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.

SUMMARY REVIEW OF OPERATING RESULTS

         Net income for the six months ended December 31, 2002, declined approximately 7% to $1.14 per unit as compared to $1.22 per unit for the comparable six months in 2001. Oil production for the six months ended December 31, 2002, decreased approximately 6,300 barrels and natural gas production decreased approximately 72,000 mcf as compared to the six months ended December 31, 2001. For the six months ended December 31, 2002, the average price received for a barrel of oil increased $2.24, or 10%, as compared to the six months ended December 31, 2001. For the six months ended December 31, 2002, the average price received for a thousand cubic feet (mcf) of natural gas increased $0.39, or 13%, as compared to the six months ended December 31, 2001.

         Distributions to unitholders amounted to $1.17 per unit for the six months ended December 31, 2002, a decrease of 37% from the distribution for the six months ended December 31, 2001.

         The Trust's distributions are paid based on the timing of actual cash receipts rather than the net income of the Trust.

         The Trust must rely on public records for information regarding drilling operations. The public records available up to the date of this report indicate that nine drilling and workover operations were conducted successfully during the six months ended December 31, 2002, on leases in which the Trust has an interest. There were eighteen drilling and workover operations reported during the six month period ended December 31, 2001. The Trust receives royalty payments on the sale of oil and natural gas from approximately 375 wells.

         The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

                                  PRODUCTION (1)
                            ---------------------------
                                              NATURAL          NET           CASH
QUARTER                      OIL (BBLS)      GAS (MCF)       INCOME      DISTRIBUTION
-------------------------   ------------   ------------   ------------   ------------
December 31, 2001 .......         25,314        150,434            .49            .72
March 31, 2002 ..........         26,159        160,506            .47            .49
June 30, 2002 ...........         32,203        226,906            .74            .46
September 30, 2002 ......         28,136        129,252            .55            .54
December 31, 2002 .......         20,659        160,606            .58            .63

(1) Excludes the Trust's equity interest in Tidelands.

         The Trust's revenues are derived from the oil and natural gas production activities of unrelated parties. The Trust's revenues and distributions fluctuate from period to period based upon factors beyond the Trust's control, including, without limitation, the number of productive wells drilled and maintained on leases subject to the Trust's interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. The Trust believes that it will continue to have enough revenues to allow distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amount of any future distributions. The foregoing sentence is a forward-looking statement. For more information, see "Forward Looking Statements" on page 9. Actual results may differ from expected results because of reductions in the price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to the Trust's interests.

         Important aspects of the Trust's operations are conducted by third parties. Oil and natural gas companies that lease tracts subject to the Trust's interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to the Trust. The Trust's distributions are processed and paid by The Bank of New York as the agent for the trustee of the Trust.

RESULTS OF OPERATIONS--THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

         Net income increased 18% to approximately $1,166,000 for the three months ended December 31, 2002, from approximately $984,000 realized for the comparable three months in 2001.

         Revenue from oil royalties, excluding the Trust's equity interest in Tidelands, for the three months ended December 31, 2002, increased 5% to approximately $554,000, from approximately $526,000 realized for the comparable three months in 2001. As shown in the table below, the 18% decrease in production quantities was offset by a 29% increase in the average price, resulting in an increase in royalties from oil for the three months ended December 31, 2002.

         Revenue from natural gas royalties, excluding the Trust's equity interest in Tidelands, increased 36% to approximately $635,000 for the three months ended December 31, 2002, from approximately $466,000 for the comparable three months in 2001. As shown in the table below, increases in production and in the price for natural gas for the three months ended December 31, 2002 resulted in increased royalties for the quarter. Storms in the Gulf of Mexico from late September until mid-October of 2002 interrupted oil and natural gas production during the three months ended December 31, 2002.

         Income from the Trust's equity in Tidelands decreased approximately 20% for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001. This decrease was due to a 23% decrease in royalty revenues plus increased legal fees incurred in obtaining title to an interest in a new lease.

         The following table presents the quantities of oil and natural gas sold and the average prices realized from current operations for the three months ended December 31, 2002, and those realized in the comparable three months in 2001, excluding the Trust's equity interest in Tidelands:


                                                    2002           2001
                                                ------------   ------------
OIL
  Barrels sold ..............................         20,659         25,314
  Average price .............................   $      26.80   $      20.78

NATURAL GAS
  Mcf sold ..................................        160,606        150,434
  Average price .............................   $       3.95   $       3.10


RESULTS OF OPERATIONS--SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

         Net income decreased 7% to approximately $2,272,000 for the six months ended December 31, 2002, from approximately $2,433,000 realized for the comparable three months in 2001. The quantity of oil and natural gas produced decreased during the six months ended December 31, 2002 as compared to the six months ended December 31, 2001. The average prices realized for oil and natural gas increased for the six months ended December 31, 2002 as compared to the six months ended December 31, 2001.

         Revenue from oil royalties (excluding the Trust's equity interest in Tidelands) decreased 3% to approximately $1,246,000 for the six months ended December 31, 2002, from approximately $1,283,000 realized for the comparable six months in 2001. As shown in the table below, the decrease in production quantities was not completely offset by the 10% increase in the average price, resulting in reduced royalties from oil for the six months ended December 31, 2002.

         Revenue from natural gas royalties, excluding the Trust's equity interest in Tidelands, decreased 10% to approximately $993,000 for the six months ended December 31, 2002, from approximately $1,102,000 for the comparable six months in 2001. As shown in the table below, the decrease in production was not completely offset by the 13% increase in price for natural gas for the six months ended December 31, 2002, resulting in reduced royalties for the period. Storms in the Gulf of Mexico from late September until mid-October of 2002 interrupted oil and natural gas production during the six months ended December 31, 2002.

         Income from the Trust's equity in Tidelands increased approximately 1% for the six months ended December 31, 2002 from the comparable period in 2001. Tidelands' revenue from oil and natural gas royalties increased 5% for the six months ended December 31, 2002 from the comparable period in 2001. However, increased legal fees incurred in obtaining title to an interest in a new lease partially offset the increase in oil and natural gas royalties and resulted in the 1% increase in equity income.

         The following table presents quantities of oil and natural gas sold and the average prices realized from current operations for the six months ended December 31, 2002, and those realized in the comparable six months in 2001, excluding the Trust's equity interest in Tidelands:



                                                     2002           2001
                                                ------------   ------------
OIL
  Barrels sold ..............................         48,795         55,062
  Average price .............................   $      25.54   $      23.30

NATURAL GAS
  Mcf sold ..................................        289,858        362,359
  Average price .............................   $       3.43   $       3.04


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

         Extraordinary weather conditions in the Gulf of Mexico interrupted production and affected all offshore Gulf leases from late September until mid-October, which may decrease the Trust's cash flow for the first quarter of 2003. The Trust is unable to predict the effect this extraordinary weather may have on production or on the Trust's cash flow.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities and Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Principal Accounting Officer and our Trustee have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

         (b) Changes in Internal Controls. We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Principal Accounting Officer and our Trustee, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MARINE PETROLEUM TRUST
                                   Bank of America, N.A., Trustee


February 13, 2003                  By:  /s/ RON E. HOOPER
                                       ----------------------------------------
                                                    Ron E. Hooper
                                               Senior Vice President


February 13, 2003                  By:  /s/ R. RAY BELL
                                       ----------------------------------------
                                                     R. Ray Bell
                                            Principal Accounting Officer

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

Date:  February 13, 2003                    /s/ R. RAY BELL
                                            ---------------------------------
                                            R. Ray Bell
                                            Principal Accounting Officer

                                 CERTIFICATIONS

I, Ron E. Hooper, certify that

1. I have reviewed this quarterly report on Form 10-Q of Marine Petroleum Trust for which Bank of America, N.A. acts as Trustee;

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

Date:  February 13, 2003        /s/ RON E. HOOPER
                                ----------------------------------
                                Ron E. Hooper
                                Senior Vice President Royalty Management on
                                behalf of Bank of America Private Bank, not in
                                its individual capacity but solely as the
                                trustee of Marine Petroleum Trust

MARINE PETROLEUM TRUST
C/O BANK OF AMERICA, N.A.
P.O. BOX 830650
DALLAS, TEXAS 75283-0650

                                INDEX TO EXHIBITS


        EXHIBIT
        NUMBER                          DESCRIPTION
        -------                         -----------

         99.1     Certification of the Principal Accounting Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.