Form 10-Q
period 2003-03-31
MARINE PETROLEUM TRUST
filed 2003-05-21
CIK 62362

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

              | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes |X| No | |

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes | | No |X|.

  Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of March 31, 2003, we had 2,000,000 units of beneficial interest outstanding.

================================================================================

                             MARINE PETROLEUM TRUST

                                     INDEX

                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
                                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) ........................................................        2

Condensed Consolidated Balance Sheets March 31, 2003 and June 30, 2002 ..........................        2

Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended
     March 31, 2003 and 2002 ....................................................................        3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2003 and 2002        4

Notes to Condensed Consolidated Financial Statements ............................................        5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ...        6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............................       10

ITEM 4. CONTROLS AND PROCEDURES .................................................................       10

                                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ........................................................       11

Signatures ......................................................................................       12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                                                 ASSETS

                                                                                    MARCH 31,    JUNE 30,
                                                                                      2003         2002
                                                                                   ----------   ----------
Current Assets:
    Cash and cash equivalents ..................................................   $  996,734   $  920,943
    Oil and gas royalties receivable ...........................................    1,367,068    1,026,141
    Receivable from affiliate ..................................................      111,452       54,709
    Federal income taxes refundable ............................................           --       15,930
    Interest receivable ........................................................       13,254        4,240
                                                                                   ----------   ----------
       Total current assets ....................................................   $2,488,508   $2,021,963
                                                                                   ----------   ----------

Investment in U.S. Treasury and agency bonds ...................................      718,853      725,793
Investment in affiliate ........................................................      442,160      348,028
Office equipment, at cost less accumulated depreciation ........................        2,400        2,400
Producing oil and gas properties ...............................................            7            7
                                                                                   ----------   ----------
                                                                                   $3,651,928   $3,098,191
                                                                                   ==========   ==========

                                      LIABILITIES AND TRUST EQUITY

Current Liability - accounts payable ...........................................   $  641,839           --
                                                                                   ----------   ----------

Trust Equity:
    Corpus - authorized 2,000,000 units of beneficial interest,
      issued 2,000,000 units at nominal value ..................................            8            8
    Undistributed income .......................................................    3,010,081    3,098,183
                                                                                   ----------   ----------
      Total trust equity .......................................................    3,010,089    3,098,191
                                                                                   ----------   ----------
                                                                                   $3,651,928   $3,098,191
                                                                                   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

       FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                   THREE MONTHS                 NINE MONTHS
                                            -------------------------    -------------------------
                                                2003           2002          2003          2002
                                            -----------   -----------    -----------   -----------
Income:
    Oil and gas royalties ...............   $ 1,139,533   $   937,518    $ 3,373,298   $ 3,323,260
    Equity in earnings of affiliate .....       209,013        69,144        331,030       189,519
    Interest income .....................         8,827         8,257         30,884        44,894
                                            -----------   -----------    -----------   -----------
                                              1,357,373     1,014,919      3,735,212     3,557,673
                                            -----------   -----------    -----------   -----------

General and administrative expenses .....        64,131        74,238        162,799       182,482
                                            -----------   -----------    -----------   -----------
    Income before Federal income taxes ..     1,293,242       940,681      3,572,413     3,375,191
Federal income taxes of subsidiary ......            --        (1,720)         7,000            --
                                            -----------   -----------    -----------   -----------
    Net income ..........................     1,293,242       942,401      3,565,413     3,375,191
                                            -----------   -----------    -----------   -----------
Undistributed income at beginning of year     3,028,644     2,573,147      3,098,183     3,855,683
                                            -----------   -----------    -----------   -----------
                                              4,321,886     3,515,548      6,663,596     7,230,874
Distributions to unitholders ............     1,311,805       972,378      3,653,515     4,687,704
                                            -----------   -----------    -----------   -----------
Undistributed income at end of year .....     3,010,081     2,543,170      3,010,081     2,543,170
                                            ===========   ===========    ===========   ===========

Net income per unit .....................   $      0.65   $      0.47    $      1.78   $      1.69
                                            ===========   ===========    ===========   ===========

Distributions per unit ..................   $      0.66   $      0.49    $      1.83   $      2.34
                                            ===========   ===========    ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                   2003           2002
                                                               -----------    -----------
Cash flows from operating activities:
    Net income .............................................   $ 3,565,413    $ 3,375,191

    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Equity in undistributed earnings of affiliate ........       (94,132)        (9,253)
      Amortization of premium ..............................         6,940             --
      Change in assets and liabilities:
          Oil and gas royalties receivable .................      (340,927)       362,247
          Receivable from affiliate ........................       (56,743)       117,014
          Federal income taxes refundable ..................        15,930             --
          Interest receivable ..............................        (9,014)            --
          Accounts payable .................................       641,839             --
          Income taxes payable .............................            --        (10,000)
                                                               -----------    -----------
             Net cash provided by operating activities .....     3,729,306      3,835,199
                                                               -----------    -----------

Cash flows from investing activities--
      Purchase of office equipment .........................            --         (1,845)
                                                               -----------    -----------

Cash flows from financing activities--
      Distributions to unitholders .........................    (3,653,515)    (4,687,704)
                                                               -----------    -----------

      Net increase (decrease) in cash and cash equivalents .        75,791       (854,350)

Cash and cash equivalents at beginning of period ...........       920,943      2,515,239
                                                               -----------    -----------

Cash and cash equivalents at end of period .................   $   996,734    $ 1,660,889
                                                               ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

ACCOUNTING POLICIES

      The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, Marine Petroleum Corporation ("MPC"). The financial statements are condensed and should be read in conjunction with the Trust's annual report on Form 10-K for the fiscal year ended June 30, 2002. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

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

UNDISTRIBUTED INCOME

      A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense, until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend from MPC to the Trust has been declared since 1993. On March 31, 2003, undistributed income of the Trust and MPC amounted to $2,006,300 and $1,003,781 respectively.

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

ACCOUNTS PAYABLE

      Marine has recorded an account payable of $641,839 to provide for return of royalties overpaid in the current quarter. Income from oil and natural gas royalties has been reduced by this amount for the current quarter and the nine months ended March 31, 2003.

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

      We did not have any changes in our critical accounting policies or in our significant accounting estimates during the nine months ended March 31, 2003. Please see our annual report on Form 10-K for the year ended June 30, 2002 for a detailed discussion of our critical accounting policies.

GENERAL

      The Trust realized 50% of its revenue from the sale of oil and 50% from the sale of natural gas during the nine months ended March 31, 2003. Revenue includes estimated royalties of oil and natural gas produced but not paid.

      Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.

SUMMARY REVIEW OF OPERATING RESULTS

      Net income for the nine months ended March 31, 2003, increased approximately 5% to $1.78 per unit as compared to $1.69 per unit for the comparable nine months in 2002. Oil production for the nine months ended March 31, 2003, decreased approximately 20,000 barrels and natural gas production decreased approximately 115,000 mcf as compared to the nine months ended March 31, 2002. For the nine months ended March 31, 2003, the average price received for a barrel of oil increased $4.47, or 19%, as compared to the nine months ended March 31, 2002. For the nine months ended March 31, 2003, the average price received for a thousand cubic feet (mcf) of natural gas increased $1.37, or 50%, as compared to the nine months ended March 31, 2002.

      Distributions to unitholders amounted to $1.83 per unit for the nine months ended March 31, 2003, a decrease of 22% from the distribution for the nine months ended March 31, 2002.

      The Trust's distributions are paid based on the timing of actual cash receipts rather than the net income of the Trust.

      The Trust must rely on public records for information regarding drilling operations. The public records available up to the date of this report indicate that 15 drilling and workover operations were conducted successfully during the nine months ended March 31, 2003, on leases in which the Trust has an interest. There were 37 successful drilling and workover operations reported during the nine month period ended March 31, 2002. The Trust receives royalty payments on the sale of oil and natural gas from approximately 375 wells.

      The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

                                         PRODUCTION (1)
                                    ------------------------
                                                    NATURAL            NET            CASH
      QUARTER ...............       OIL (BBLS)     GAS (MCF)         INCOME       DISTRIBUTION
      -----------------------       ----------     ---------         -------      ------------
      March 31, 2002 ........         26,159        160,506            .47            .49
      June 30, 2002 .........         32,203        226,906            .74            .46
      September 30, 2002 ....         28,136        129,252            .55            .54
      December 31, 2003 .....         20,659        160,606            .58            .63
      March 31, 2003 ........         12,379        117,767            .65            .66

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

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2003 AND 2002

      Net income increased 37% to approximately $1,293,000 for the three months ended March 31, 2003, from approximately $942,000 realized for the comparable three months in 2002.

      Revenue from oil royalties, excluding the Trust's equity interest in Tidelands, for the three months ended March 31, 2003, decreased 25% to approximately $452,000, from approximately $605,000 realized for the comparable three months in 2002. As shown in the table below, the 53% decrease in production quantities was not offset by the 58% increase in the average price, resulting in a decrease in royalties from oil for the three months ended
March 31, 2003.

      Revenue from natural gas royalties, excluding the Trust's equity interest in Tidelands, increased 105% to approximately $682,000 for the three months ended March 31, 2003, from approximately $332,000 for the comparable three months in 2002. As shown in the table below, decreases in production and an increase in the price for natural gas for the three months ended March 31, 2003 resulted in increased royalties from natural gas for the quarter.

      Income from the Trust's equity in Tidelands increased approximately 200% for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

      The following table presents the quantities of oil and natural gas sold and the average prices realized from current operations for the three months ended March 31, 2003, and those realized in the comparable three months in 2002, excluding the Trust's equity interest in Tidelands:

                                            2003            2002
                                          --------        --------
      OIL
          Barrels sold ...........          12,379          26,159
          Average price ..........        $  36.49        $  23.14

      NATURAL GAS
          Mcf sold ...............         117,767         160,506
          Average price ..........        $   5.79        $   2.07

RESULTS OF OPERATIONS--NINE MONTHS ENDED MARCH 31, 2003 AND 2002

      Net income increased 6% to approximately $3,565,000 for the nine months ended March 31, 2003, from approximately $3,375,000 realized for the comparable nine months in 2002. The quantity of oil and natural gas produced decreased during the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002. The average prices realized for oil and natural gas increased for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002.

      Revenue from oil royalties (excluding the Trust's equity interest in Tidelands) decreased 10% to approximately $1,698,000 for the nine months ended March 31, 2003, from approximately $1,889,000 realized for the comparable nine months in 2002. As shown in the table below, the decrease in production quantities was not offset by the 19% increase in the average price, resulting in decreased royalties from oil for the nine months ended March 31, 2003.

      Revenue from natural gas royalties, excluding the Trust's equity interest in Tidelands, increased 17% to approximately $1,675,000 for the nine months ended March 31, 2003, from approximately $1,435,000 for the comparable nine months in 2002. As shown in the table below, the decrease in production was completely offset by the 50% increase in price for natural gas for the nine months ended March 31, 2003, resulting in increased royalties for the period. Storms in the Gulf of Mexico from late September until mid-October of 2002 interrupted oil and natural gas production during the nine months ended
March 31, 2003.

      Income from the Trust's equity in Tidelands increased approximately 75% for the nine months ended March 31, 2003 from the comparable period in 2002.

      The following table presents quantities of oil and natural gas sold and the average prices realized from current operations for the nine months ended March 31, 2003, and those realized in the comparable nine months in 2002, excluding the Trust's equity interest in Tidelands:

                                            2003            2002
                                          --------        --------
      OIL
          Barrels sold ...........          61,242          81,221
          Average price ..........        $  27.72        $  23.25

      NATURAL GAS
          Mcf sold ...............         407,625         522,865
          Average price ..........        $   4.11        $   2.74

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

                                              MARINE PETROLEUM TRUST
                                              Bank of America, N.A., Trustee


May 21, 2003                                  By: /s/ RON E. HOOPER
                                                 -------------------------------
                                                       Ron E. Hooper
                                                   Senior Vice President


May 21, 2003                                  By: /s/ R. RAY BELL
                                                 -------------------------------
                                                         R. Ray Bell
                                                  Principal Accounting Officer

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


Date:  May 21, 2003                        /s/ R. Ray Bell
                                           ---------------------------------
                                           R. Ray Bell
                                           Principal Accounting Officer

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


Date:  May 21, 2003            /s/ RON E. HOOPER
                               ----------------------------------
                               Ron E. Hooper
                               Senior Vice President Royalty Management on
                               behalf of Bank of America Private Bank, not in
                               its individual capacity but solely as the trustee
                               of Marine Petroleum Trust

MARINE PETROLEUM TRUST
C/O BANK OF AMERICA, N.A.
P.O. BOX 830650
DALLAS, TEXAS 75283-0650

                                 Exhibit Index

            99.1  Certification of the Principal Accounting Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley of Act of 2002.