Form 10-K
period 2003-06-30
MARINE PETROLEUM TRUST
filed 2003-09-29
CIK 62362

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _________________ TO ________________________.

                           COMMISSION FILE NO. 0-8565

                             MARINE PETROLEUM TRUST
             (Exact name of registrant as specified in its charter)

             TEXAS                                        75-6008017
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

   C/O THE CORPORATE TRUSTEE:
      BANK OF AMERICA, N.A.
P. O. BOX 830241, DALLAS, TEXAS                         75283-0241
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

                                 YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                                 YES [ ] NO [X].

         Aggregate market value of Units of Beneficial Interest held by non-affiliates of the registrant at December 31, 2002: $40,238,544.

         Number of Units of Beneficial Interest outstanding as of June 30, 2003 -- 2,000,000 Units.

                      Documents Incorporated by Reference:
                                      NONE

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART 1

     Item 1.      Business................................................................................       2

     Item 2.      Properties..............................................................................       5

     Item 3.      Legal Proceedings.......................................................................       7

     Item 4.      Submission of Matters to a Vote of Security Holders.....................................       7

PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...................       7

     Item 6.      Selected Financial Data.................................................................       8

     Item 7.      Managements' Discussion and Analysis of Financial Condition and Results of Operations...       9

     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..............................      11

     Item 8.      Financial Statements and Supplementary Data.............................................      11

     Item 9.      Disagreements on Accounting and Financial Disclosure....................................      11

PART III

     Item 10.     Directors and Executive Officers of the Registrant......................................      12

     Item 11.     Executive Compensation..................................................................      12

     Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
                  Stockholders............................................................................      12

     Item 13.     Certain Relationships and Related Transactions..........................................      12

PART IV

     Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................      13

ITEM 1. BUSINESS

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

         The indenture pursuant to which Marine was created (the "Indenture") provides that the corporate trustee is to distribute all cash in Marine, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of September, December, March and June of each fiscal year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day.

         The Indenture, as amended, also provides that the term of the royalty trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

         Marine's wholly-owned subsidiary, Marine Petroleum Corporation ("MPC"), holds title to interests in properties subject to Marine's interests that are situated offshore of Louisiana. Ninety-eight percent of all oil, natural gas, and other mineral royalties collected by the subsidiary are paid to Marine. MPC, like Marine, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.

         Marine's only industry segment or purpose is the administration and collection of royalties.

         Royalties. Marine's rights are generally referred to as overriding royalty interests by the oil and natural gas industry, and we sometimes refer to them as overriding royalty interests in this annual report. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from overriding royalties are paid to Marine either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.

         Marine holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from the leases described in the "Properties" section below. Marine's overriding royalty interest applies only to existing leases and does not apply to new leases.

         Marine also owns a 32.6% equity interest in Tidelands Royalty Trust "B" ("Tidelands"), a separate Texas trust, which owns interests in the oil, natural gas, or other mineral leases acquired by Gulf and/or its transferees and assignees in a 1,370,000-acre area of the Gulf of Mexico (the "Royalty Area") during a 50-year period ended April 30, 2001. Tidelands' indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days after the record date. Distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by the subsidiary that are paid to Tidelands on a quarterly basis, less (iii) administrative expenses of Tidelands.

         Prior to the expiration of the 50-year lease acquisition period on April 30, 2001 (the "Acquisition Expiration Date"), if Chevron, Elf or their assigns had acquired a lease or leases on one of the 60 tracts, and if oil or natural gas were produced and sold from any such tract, then Chevron, Elf or their assigns had to make production payments to Tidelands, in an amount equal to approximately 12.5% of the value at the wellhead of the oil and natural gas subject to such lease until the sum of $1,500,000 has been paid under the lease. Thereafter, Tidelands' interest in such tract was converted to an overriding royalty and Tidelands received payments equal to approximately 4.17% of the value of the oil and natural gas sold as long as the lease on such tract exists. At April 30, 2001, Chevron, Elf or their assigns had acquired a total of eight
(8) leases. At June 30,

2003, five of Tidelands' assigned leases contained producing wells and had paid out their $1,500,000 production payment. Tidelands' royalty interest on four of the five leases was 4.17% at June 30, 2003. On the fifth lease Tidelands' overriding royalty interest is 1.0416%. Two assigned leases do not contain any producing wells. These leases have not paid $1,500,000 in production payments.

         Presently, the leases subject to Marine's interests cover 272,156 gross acres (including Tidelands' interest in 27,948 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination of a lease if the working interest owner fails to fully develop a lease once it is acquired.

         For the year ended June 30, 2003, approximately 45% of Marine's royalty revenues were attributable to the sale of oil and approximately 55% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by seasonal fluctuations in demand and by changes in the market price for oil and natural gas. Over 90% of Marine's revenues for each of the past three years was paid by five working interest owners. The percentage received from these five working interest owners for each of the past three years is presented in the following table:

                                    YEARS ENDING JUNE 30,
                                   -----------------------
            COMPANY                2003    2002       2001
---------------------------------  ----    ----       ----
Chevron/Texaco ..................   72%     79%        75%
Century Exploration Company .....    6%      5%         3%
Devon Energy Production Company..    4%      4%         7%
BP America Production Company ...    8%      3%(1)      3%(2)
Samedan Oil Corporation .........    1%      2%         6%
                                    --      --         --
                                    91%     93%        94%

----------
(1) Includes $91,150 paid by Arco before BP America Production Company acquired Arco.

(2) Includes $187,407 paid by Vastar and $197,641 paid by Arco after Arco acquired Vastar.

In addition, Marine's revenues from its equity interest in Tidelands accounted for approximately 8%, 5% and 7% of Marine's revenue for the years ended June 30, 2003, 2002 and 2001, respectively. Tidelands has reported that royalty revenues from Burlington Resources, Dunhill Resources, Inc., Pennzenergy Exploration and Production Company and Devon Energy Production Company accounted for a substantial portion of Tidelands' royalty revenue for the years ended December 31, 2002, 2001 and 2000.

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

         All aspects of Marine's operations are conducted by third parties. Oil and natural gas companies that lease tracts subject to Marine's interests conduct the production and sale of oil and natural gas and the calculation of royalty payments to Marine. Marine's distributions are processed and paid by The Bank of New York as the agent for the trustee of Marine.

         MPC leases office space in Dallas, Texas to provide work space and record storage for MPC and Tidelands' wholly-owned subsidiary corporation, Tidelands Royalty Trust "B" Corporation. The cost of this office facility is shared by MPC and Tidelands Royalty Trust "B" Corporation proportionately based on each entity's gross income.

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

ITEM 2. PROPERTIES

         General. Marine is not engaged in oil and natural gas operations, although its income is based upon the oil and natural gas operations of others. Marine's income is derived from contracts that provide for payments in the nature of overriding royalties made to Marine based on oil and natural gas sales from certain leases in the Gulf of Mexico.

         Reserves. Marine is not engaged in the production of oil or natural gas. Marine's income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico. Marine does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Marine's interests are derived. Similarly, Tidelands does not have access to the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto. See also "Difficulty in Obtaining Certain Data" below.

         Since Marine does not have access to this reserve information, Marine is unable to compute the standardized measure of discounted future net cash flows therefrom.

         Marine did not file any reports during the fiscal year ended June 30, 2003, with any federal authority or agency with respect to oil and natural gas reserves.

         Production. Information regarding the net quantities of oil and natural gas produced with respect to Marine's overriding royalty interests (excluding its equity interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Marine are based, is set forth in the following table:

                                                                  YEAR ENDED JUNE 30,
                                                       -----------------------------------------
                                                          2003            2002            2001
                                                       ---------        --------        --------
Quantity
   Oil (in barrels ("bbls")) ...................          89,792         113,424         112,554
   Natural Gas (in thousands cubic feet ("mcf"))         585,732         749,771         971,880

Average Price
   Oil (per bbl) ...............................       $   24.64        $  23.34        $  28.50
   Natural Gas (per mcf) .......................       $    4.60        $   2.83        $   5.00

         Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

         Productive Wells. Based on the latest public records available to Marine, there were approximately 381 active wells subject to Marine's interests, some of which contained multiple completions. Approximately 167 wells were classified as oil wells and approximately 214 wells were classified as natural gas wells. Most of the oil wells also produced associated natural gas and most of the natural gas wells produced condensate, which is economically the equivalent of oil. See "Difficulty in Obtaining Certain Data" below.

         Drilling Activity. Information concerning the results of operations on leases in which Marine had an interest (including its equity interest in Tidelands) for each of its last three fiscal years is set forth below:

                             YEAR ENDED JUNE 30,
                         --------------------------
                         2003       2002       2001
                         ----       ----       ----
Development
     Oil ...........      16         26         39
     Natural Gas....      27         34         58
     Suspended*.....       0          0          1
     Dry ...........       2          7          1
                          --         --         --
           Totals...      45         67         99
                          ==         ==         ==

--------
* "Suspended" wells are wells that have been completed but whose classifications have not been reported at the relevant date.

         Information regarding net wells or acres is not included since Marine does not own any working interests.

         Lease Acreage. Marine has an overriding royalty interest (including its equity interest in Tidelands) in 72 different oil and natural gas leases covering 272,156 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

                              PRIMARY
  LEASES GRANTED BY(1):        TERM(2)   PRODUCING    TOTAL
--------------------------    -------   ---------   -------
United States ............      5,000    261,626    266,626
State of Texas ...........         --        640        640
State of Louisiana .......         --      4,890      4,890
                              -------    -------    -------
                                5,000    267,156    272,156
                              =======    =======    =======

-------
(1) Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. There are 3,958 acres located on leases that have commercial production, but the production is not on Marine's overriding royalty area within those leases.

(2) The primary term is five (5) years.

The overriding royalty interest owned by Marine is a fractional interest out of total oil and natural gas sold, and is free and clear of all operating costs. The actual percentage interest in a lease attributable to Marine's interest varies from lease to lease. The acreage weighted average percentage interest attributable to Marine's interest in all of these leases is .60271%.

         Present Activities. Public records indicate that 5 wells are either being drilled, re-drilled or worked over on tracts that Marine has an interest in. Public records indicate that operators have designated locations for 9 additional operations. There is no assurance that these wells will be drilled, and if they are drilled, that they will be successful.

         Difficulty in Obtaining Certain Data. Marine's only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Marine's predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information as to reserves, availability of oil and natural gas, average production cost (lifting cost) per unit, undeveloped acreage, net wells and net acres, with respect to the particular leases subject to Marine's interests, lies solely within the knowledge of these concerns. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds. In the past, Marine has asked for such information and was told it is not entitled to receive such information. Marine believes that it will not be provided access to such information in the future. Therefore, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 of Regulation S-K and Securities Exchange Act of 1934 Industry Guide 2.

ITEM 3. LEGAL PROCEEDINGS

         Neither Marine nor MPC, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been presented to the unitholders to be voted upon during the fiscal year ended June 30, 2003.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

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

                                      TRADE PRICE
                                     -------------   DISTRIBUTIONS
       QUARTER ENDING                HIGH    LOW        PER UNIT
-------------------------------      -----   -----   -------------
September 30, 2002 ............      26.00   20.26       .542
December 31, 2002 .............      25.00   22.55       .629
March 31, 2003 ................      28.86   23.02       .656
June 30, 2003 .................      29.10   24.47       .412

September 30, 2001 ............      32.49   26.00      1.134
December 31, 2001 .............      34.00   26.01       .724
March 31, 2002 ................      34.00   26.06       .486
June 30, 2002 .................      29.50   24.00       .459

         Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On June 30, 2003, these outstanding units were held of record by 584 unitholders.

         Marine must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. Such distributions have been made since its inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

         Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to Marine on the determination date.

ITEM 6. SELECTED FINANCIAL DATA

                                                                         FOR YEARS ENDED JUNE 30,
                                                      ------------------------------------------------------------
                                                                  (IN THOUSANDS EXCEPT PER UNIT AMOUNTS)
                                                      ------------------------------------------------------------
                                                        2003        2002          2001         2000         1999
                                                      -------      ------- -     -------      -------      -------
STATEMENT OF INCOME AND UNDISTRIBUTED
     INCOME SELECTED DATA
     Income:
        Oil and natural gas royalties ..........      $ 4,909      $ 4,772       $ 8,062      $ 4,526      $ 2,841
        Equity in Tidelands ....................          440          235           575          318          328
        Interest ...............................           35           52           120           92           98
                                                      -------      -------       -------      -------      -------
                                                      $ 5,384      $ 5,059       $ 8,757      $ 4,936      $ 3,267
                                                      -------      -------       -------      -------      -------
     Expenses:
        General and administrative .............      $   218      $   231       $   241      $   180      $   176

        Federal income taxes of subsidiary .....            7          (19)           34           12            6
                                                      -------      -------       -------      -------      -------
                                                      $   225      $   212       $   275      $   192      $   182
                                                      -------      -------       -------      -------      -------
        Net income .............................      $ 5,159      $ 4,847       $ 8,482      $ 4,744      $ 3,085
                                                      =======      =======       =======      =======      =======
        Distributions ..........................      $ 4,478      $ 5,065       $ 7,187      $ 4,300      $ 2,777
                                                      =======      =======       =======      =======      =======
     Per Unit (2,000,000 outstanding)
        Net income .............................      $  2.58      $  2.42       $  4.24      $  2.37      $  1.54
                                                      =======      =======       =======      =======      =======
        Distributions ..........................      $  2.24      $  2.80       $  3.59      $  2.15      $  1.39
                                                      =======      =======       =======      =======      =======
BALANCE SHEET SELECTED DATA

   Total assets ................................      $ 3,779      $ 3,098       $ 3,874      $ 2,570      $ 2,371
                                                      =======      =======       =======      =======      =======
   Trust equity ................................      $ 3,779      $ 3,098       $ 3,856      $ 2,560      $ 2,117
                                                      =======      =======       =======      =======      =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Critical Accounting Policies. As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalty from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron USA and the spot market price for natural gas delivered at the Henry Hub in Louisiana for the period under report.

         Results of Operations. Marine's revenues are derived from the oil and natural gas production activities of unrelated parties. Marine's revenues and distributions fluctuate from period to period based upon factors beyond Marine's control, including without limitation the number of leases subject to Marine's interests, the number of productive wells drilled on leases subject to Marine's interests, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. Marine believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement and is subject to numerous factors. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations; and the expiration or release of leases subject to Marine's interests.

         Marine's income consists primarily of oil and natural gas royalties and is based on the value at the well of its percentage interest in oil and natural gas sold without reduction for any of the expenses of production. "Value at the well" for oil means the purchasers' posted price at its receiving point onshore, less the cost of transportation from the offshore lease to the onshore receiving point.

         Summary Review. Marine's net income for the year ended June 30, 2003 amounted to $5,158,676 or $2.58 per unit as compared to $4,847,485 or $2.42 per unit in fiscal 2002 and $8,482,747 or $4.24 per unit in fiscal 2001.

         These results also include income from Marine's equity interest in Tidelands which amounted to $439,698 for fiscal 2003, $234,945 for fiscal 2002, and $574,755 for fiscal 2001. Income from Tidelands contributed approximately 9% of Marine's royalty income for fiscal 2003 as compared to 5% and 7% of Marine's royalty income for fiscal 2002 and 2001, respectively.

         Marine's administrative expenses decreased to approximately $218,000 in fiscal 2003 from approximately $231,000 spent in fiscal 2002. This decrease was substantially due to decreased legal, accounting and other expenses.

         Interest income decreased to approximately $35,000 in fiscal 2003 from approximately $52,000 realized in fiscal 2002 due to a decrease in the rate of interest paid.

         Marine believes that the drilling and work-over program of the operating companies has added to the life of well revenue. The following table shows the number of new wells drilled and the number of producing wells for the past three fiscal years.

                     FOR THE YEARS ENDED JUNE 30,
                     ---------------------------
                      2003       2002       2001
                     -----      -----      ----
Drilled .......         45         67         99
Producing .....        381        367        375

         The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during the past three years excluding Marine's equity interest in Tidelands.

                                             FOR YEARS ENDED JUNE 30,
                                    ------------------------------------------
                                       2003            2002            2001
                                    ----------      ----------      ----------
Income from
  Oil royalties ..............      $2,212,252      $2,647,623      $3,207,362
  Natural gas royalties ......      $2,696,761      $2,124,195      $4,854,958
     Totals ..................      $4,909,013      $4,771,818      $8,062,320

Net quantities sold
   Oil (bbls) ................          89,792         113,424         112,554
   Natural gas (mcf) .........         585,732         749,771         971,880

Average price
   Oil .......................      $    24.64      $    23.34      $    28.50
   Natural gas ...............      $     4.60      $     2.83      $     5.00

         Oil and Gas Royalties - 2002 and 2001: Revenue from oil royalties amounted to $2,647,623 in fiscal 2002, a decrease of 17% over the $3,207,362 realized in fiscal 2001. The average price of a barrel of oil decreased 18% to $23.34 and production increased 0.8% to 113,424 barrels. Please refer to the table above.

         Revenue from natural gas royalties amounted to $2,124,195, a decrease of 56% from the $4,854,958 realized in fiscal 2002. The average price of a thousand cubic feet (mcf) of natural gas decreased 43% to $2.83 and production decreased 23% to 749,771 mcf. Please refer to the table above.

         Oil and Gas Royalties - 2003 and 2002: Revenue from oil royalties amounted to $2,212,252 in fiscal 2003, a decrease of 16% over the $2,647,623 realized in fiscal 2002. The average price of a barrel of oil increased 6% to $24.64 and production decreased 21% to 89,792 barrels. Please refer to the table above.

         Revenue from natural gas royalties amounted to $2,696,761, an increase of 27% over the $2,124,195 realized in fiscal 2002. The average price of a thousand cubic feet (mcf) of natural gas increased 63% to $4.60 and production decreased 22% to 585,732 mcf. Please refer to the table above.

         A tropical storm and a hurricane in the Gulf of Mexico interrupted production and damaged production facilities resulting in decreased production during the last nine months of the fiscal year ending June 30, 2003.

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

         Marine does not currently have any long term contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         At June 30, 2003, Marine did not have any market risk exposure with regard to any activities in derivative financial instruments, other financial instruments and derivative commodity instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements listed in the following Index, together with the related notes and the report of KPMG LLP, independent auditors, are presented on pages 14 through 22 hereof.

                                                                                                 PAGE
                                                                                                 ----
Independent Auditors' Report ...............................................................       14
Financial Statements:
   Consolidated Balance Sheets as of June 30, 2003 and 2002 ................................       15
   Consolidated Statements of Income and Undistributed Income for the Three Years Ended
        June 30, 2003 ......................................................................       16
   Consolidated Statements of Cash Flows for the Three Years Ended June 30, 2003 ...........       17
   Notes to Consolidated Financial Statements ..............................................       18

         See also "Exhibits, Financial Statement Schedules and Reports on Form 8-K" of this Form 10-K for further information concerning the financial statements of Marine and its subsidiaries.

         All schedules have been omitted for the reason that they are either not required, not applicable or the required information is included in the financial statements and notes thereto.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         During fiscal 2003 and 2002, there have been no disagreements between Marine and its independent auditors on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Marine is a trust created under the laws of the State of Texas. Marine's Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A., serves as Trustee.

         R. Ray Bell may be considered a significant employee of Marine. Mr. Bell has been involved in the administration of Marine since its inception. He was the chief financial officer of Marine's predecessor and is 76 years old. Since July 1, 1977, he has served as an officer and director of MPC, and will continue to serve in such capacities until the next meeting of directors and shareholders, respectively, of MPC or until his successors are elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

         During the fiscal year ended June 30, 2003, Marine paid or accrued fees of $37,916 to Bank of America, N.A., as Trustee. These fees are paid in accordance with the terms of the Indenture, as amended, governing Marine.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDERS

         The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of September 4, 2003:

                                      AMOUNT AND NATURE OF
         NAME AND ADDRESS             BENEFICIAL OWNERSHIP           PERCENT OF CLASS
---------------------------------     --------------------           ----------------
Paslay Family Limited Partnership         286,469 units                   14.32%
5806 Lindenshire Lane
Dallas, TX 75230

Robert H. Paslay (1)                      346,184 units                    17.3%
1007 Gasserway Circle
Brentwood, TN 37027

Patricia Martin (1)                       317,763 units                    15.9%
1020 S. Ocean Blvd
Manalapan, FL 33462

-------------------------
(1) Includes the 286,469 units beneficially owned as a co-trustee of seven trusts that serve as the general partners of the Paslay Family Limited Partnership.

         There are no executive officers or directors of Marine. Bank of America, N.A. does not beneficially own any units of beneficial interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the fiscal year ended June 30, 2003, there were no material transactions or series of similar transactions, since the beginning of Marine's last fiscal year, or any currently proposed transactions or series of similar transactions, to which Marine was or is to be a party, in which the amount involved exceeds $60,000, and in which any executive officer or any security holder who is known by Marine, or any member of the immediate family of any of the foregoing persons, has an interest.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) Financial Statements-- see "Financial Statements and Supplementary Data" above.

         The consolidated financial statements, together with the related notes and the report of KPMG LLP, independent auditors, as contained in the Form 10-K of Tidelands Royalty Trust "B" for its fiscal year ended December 31, 2002 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.

         (b)  Reports on Form 8-K:  None.

         (c)  Exhibits:

                  4.1 Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001, and incorporated by reference herein.

                  21.1 Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002, and incorporated by reference herein.

                  23.1     Consent of Independent Auditors.

                  31.1 Certification of the Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification of the Corporate Trustee pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1 Certification of the Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2     Certification of the Corporate Trustee pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                          INDEPENDENT AUDITORS' REPORT

The Trustee
Marine Petroleum Trust:

         We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary as of June 30, 2003 and 2002 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 2003. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ KPMG LLP
                                                     --------------------

Dallas, Texas
September 23, 2003

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 AND 2002

                                                                         2003                    2002
                                                                      -----------             ----------
                                  ASSETS

Current assets:
   Cash and cash equivalents...............................           $ 1,334,059             $  920,943
   Oil and gas royalties receivable........................             1,169,485              1,026,141
   Receivables from affiliate..............................               133,197                 54,709
   Federal income taxes refundable.........................                    --                 15,930
   Interest receivable.....................................                 5,684                  4,240
                                                                      -----------             ----------
      Total current assets.................................             2,642,425              2,021,963
                                                                      -----------             ----------
Investment in U.S. Treasury and agency bonds...............               715,661                725,793
Investment in affiliate....................................               418,866                348,028
Office equipment, at cost less accumulated depreciation....                 2,400                  2,400
Producing oil and gas properties...........................                     7                      7
                                                                      -----------             ----------
                                                                      $ 3,779,359             $3,098,191
                                                                      ===========             ==========

                       LIABILITIES AND TRUST EQUITY

Trust equity
   Corpus - authorized 2,000,000 units of beneficial
   interest, issued 2,000,000 units at nominal value.......                     8                      8
   Undistributed income....................................             3,779,351              3,098,183
                                                                      -----------             ----------
      Total trust equity...................................             3,779,359              3,098,191
                                                                      -----------             ----------
                                                                      $ 3,779,359             $3,098,191
                                                                      ===========             ==========

          See accompanying notes to consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
                         THREE YEARS ENDED JUNE 30, 2003

                                                                   2003           2002            2001
                                                               ------------   ------------    ------------
Income:
    Oil and gas royalties ..................................   $  4,909,013   $  4,771,818    $  8,062,320
    Equity in earnings of affiliate ........................        439,698        234,945         574,755
    Interest income ........................................         34,918         52,262         120,207
                                                               ------------   ------------    ------------
                                                                  5,383,629      5,059,025       8,757,282
Expenses:
    General and administrative .............................        217,953        230,613         240,749
                                                               ------------   ------------    ------------
        Income before Federal income taxes .................      5,165,676      4,828,412       8,516,533
Federal income taxes of subsidiary .........................          7,000        (19,073)         33,786
                                                               ------------   ------------    ------------
        Net income .........................................      5,158,676      4,847,485       8,482,747
Undistributed income at beginning of year ..................      3,098,183      3,855,683       2,559,993
                                                               ------------   ------------    ------------
                                                                  8,256,859      8,703,168      11,042,740
Distributions to unitholders ...............................      4,477,508      5,604,985       7,187,057
                                                               ------------   ------------    ------------
Undistributed income at end of year ........................   $  3,779,351   $  3,098,183    $  3,855,683
                                                               ============   ============    ============
Net income per unit ........................................   $       2.58   $       2.42    $       4.24
                                                               ============   ============    ============
Distributions per unit .....................................   $       2.24   $       2.80    $       3.59
                                                               ============   ============    ============

          See accompanying notes to consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         THREE YEARS ENDED JUNE 30, 2003

                                                                       2003           2002           2001
                                                                    -----------    -----------    -----------
Cash flows from operating activities:
    Net income ..................................................   $ 5,158,676    $ 4,847,485    $ 8,482,747
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Equity in undistributed earnings of affiliate ...........       (70,838)        (9,240)       (32,387)
        Amortization of premium .................................        13,517             --             --
        Change in assets and liabilities:
         Oil and gas royalties receivable .......................      (143,344)      (171,912)      (367,521)
         Receivables from affiliate .............................       (78,488)       110,507        (70,214)
         Federal income taxes refundable ........................        15,930        (15,930)            --
         Interest receivable ....................................        (1,444)        (4,240             --
         Accounts payable .......................................            --             --            (88)
         Income taxes payable ...................................            --        (18,343)         8,161
                                                                    -----------    -----------    -----------
             Net cash provided by operating activities ..........     4,894,009      4,738,327      8,020,698

Cash flows used in investing activities--
    Investment in U.S. Treasury and agency bonds ................      (203,385)      (725,793)            --
    Proceeds from sale of U.S. agency bonds .....................       200,000             --             --
    Purchase of office equipment ................................            --         (1,845)            --
                                                                    -----------    -----------    -----------
    Net cash used in investing activities .......................        (3,385)      (727,638)            --
                                                                    -----------    -----------    -----------

Cash flows used in financing activities--
distributions to unitholders ....................................    (4,477,508)    (5,604,985)    (7,187,057)

                                                                    -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents ............       413,116     (1,594,296)       833,641
Cash and cash equivalents at beginning of period ................       920,943      2,515,239      1,681,598
                                                                    -----------    -----------    -----------
Cash and cash equivalents at end of period ......................   $ 1,334,059    $   920,943    $ 2,515,239
                                                                    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE YEARS ENDED JUNE 30, 2003

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

     (d) Undistributed Income

         Marine's indenture agreement provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day. Undistributed income includes $1,004,053 and $983,594 applicable to MPC at June 30, 2003 and 2002, respectively.

     (e) Federal Income Taxes

         No provision has been made for Federal income taxes on Marine's income since such taxes are the liability of the unitholders.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                         THREE YEARS ENDED JUNE 30, 2003

         Income Taxes

         Federal income taxes have been provided on the income of MPC, excluding the 98% net profits interest to be distributed to Marine and deducting statutory depletion. MPC uses the cash method of reporting for federal income taxes.

         At June 30, 2003 and 2002, deferred tax assets and liabilities were as follows:

                                                          June 30, 2003   June 30, 2002
                                                          -------------   -------------
Deferred tax assets
     Net operating loss carryforward ..................      $ 3,400         $ 3,936
Deferred tax liabilities
     Income not yet recognized for income taxes .......       (3,400)         (3,936)
                                                             -------         -------
Net deferred tax liability ............................      $    --         $    --
                                                             =======         =======

         MPC had a net operating loss carryforward of approximately $17,000 at June 30, 2003, which does not expire until 2022.

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

         Marine and MPC had cash equivalents and investments in U.S. Treasury and agency bonds of $2,049,720 and $1,646,736 at June 30, 2003 and 2002,
respectively, which consisted of money market accounts, U.S. Treasury and agency bonds, and money market mutual funds. For purposes of the statements of cash flows, Marine considers all investments with initial maturities of three months or less to be cash equivalents.

     (g) Statements of Cash Flows

         MPC made no Federal income tax payments in the year ended June 30, 2003 and made payments of $15,200, and $25,625 during the years ended June 30, 2002 and 2001, respectively.

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

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                         THREE YEARS ENDED JUNE 30, 2003

     (i) Use of Estimates

         Management of Marine and MPC has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (j) Income Per Unit

         Income per unit is calculated by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.

     (k) Significant Royalty Sources

         Royalty revenue received by Marine from producers is summarized as follows:

                                     2003  2002  2001
                                     ----  ----  ----
Chevron/Texaco ....................   72%   79%   75%
BP America/Amoco ..................    8%    3%    3%
Century Exploration Company .......    6%    5%    3%
Devon f/k/a Pennzenergy ...........    4%    4%    7%
Others ............................   10%    9%   12%
                                     ---   ---   ---
                                     100%  100%  100%
                                     ===   ===   ===

(2) INVESTMENT IN AND RECEIVABLES FROM AFFILIATE - TIDELANDS ROYALTY TRUST "B"

         At June 30, 2003 and 2002, Marine owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust "B" ("Tidelands"). The 452,366 units owned by Marine had a quoted market value of $3,008,234 and $1,538,044 at June 30, 2003 and 2002, respectively.

         Marine and Tidelands share certain common costs which are allocated based on their respective net revenues.

         The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 2003 and 2002.

                                             2003         2002
                                           ---------    ---------
Balance at beginning of year ...........   $ 348,028    $ 338,788
Equity in earnings of affiliate ........     439,698      234,945
Distribution of earnings ...............    (368,860)    (225,705)
                                           ---------    ---------
Balance at end of year .................   $ 418,866    $ 348,028
                                           =========    =========

         At June 30, 2003 and 2002, receivables from affiliate includes $133,197 and $42,390, respectively, of income distributable to Marine as a Tidelands unitholder.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                         THREE YEARS ENDED JUNE 30, 2003

         The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands.

                                 BALANCE SHEETS

                                     ASSETS

                                                   JUNE 30,
                                           -----------------------
                                              2003         2002
                                           ----------   ----------
Cash and cash equivalents ..............   $  819,015   $  485,415
Oil and gas royalties receivable .......      263,117      114,365
Other ..................................      737,552      738,671
                                           ----------   ----------
                                           $1,819,684   $1,338,451
                                           ==========   ==========

                          LIABILITIES AND TRUST EQUITY

                                                                  2003         2002
                                                               ----------   ----------
Liabilities (including $404,425 and $175,655 payable to
     unitholders in 2003 and 2002, respectively) ...........   $  535,975   $  271,842
Corpus .....................................................            2            2
Undistributed income .......................................    1,283,707    1,066,607
                                                               ----------   ----------
                                                               $1,819,684   $1,338,451
                                                               ==========   ==========

                              STATEMENTS OF INCOME

                                                                  YEAR ENDED JUNE 30,
                                                          ------------------------------------
                                                             2003         2002         2001
                                                          ----------   ----------   ----------
Income ................................................   $1,507,043   $  825,751   $1,903,226
Expenses ..............................................      159,391      101,380      115,340
                                                          ----------   ----------   ----------
     Income before Federal income taxes ...............    1,347,652      724,371    1,787,886
Federal income taxes of Tidelands' subsidiary .........          100        4,329       26,428
                                                          ----------   ----------   ----------
     Net income .......................................   $1,347,552   $  720,042   $1,761,458
                                                          ==========   ==========   ==========

         Tidelands is a registrant with the Securities and Exchange Commission and has filed a Form 10-K as of December 31, 2002.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                         THREE YEARS ENDED JUNE 30, 2003

(3) SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following quarterly financial information for fiscal year 2003 and 2002 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim period have been included.

                                           OIL AND GAS                  NET       NET INCOME
                                            ROYALTIES    EXPENSES      INCOME      PER UNIT
                                           ----------   ----------   ----------   ----------
Quarter ended:
     September 30, 2002 ................   $1,051,410       37,010    1,106,163      .55
     December 31, 2002 .................    1,182,355       61,658    1,166,008      .58
     March 31, 2003 ....................    1,139,533       64,131    1,293,242      .65
     June 30, 2003 .....................    1,535,715       55,154    1,593,263      .80
                                           ----------      -------    ---------     ----
                                           $4,909,013      217,953    5,158,676     2.58
                                           ==========      =======    =========     ====

Quarter ended:
     September 30, 2001 ................   $1,393,790       44,011    1,448,352      .72
     December 31, 2001 .................      991,952       64,233      984,438      .49
     March 31, 2002 ....................      937,518       74,238      942,401      .47
     June 30, 2002 .....................    1,448,558       48,131    1,472,294      .74
                                           ----------      -------    ---------     ----
                                           $4,771,818      230,613    4,847,485     2.42
                                           ==========      =======    =========     ====

(4) SUPPLEMENTAL INFORMATION RELATING TO OIL AND GAS RESERVES (UNAUDITED)

         Oil and natural gas reserve information relating to Marine's and Tidelands' royalty interests is not presented because such information is not available to Marine or Tidelands. Marine's share of oil and natural gas produced for its royalty interests and Marine's equity in oil and natural gas produced for Tidelands' royalty interests were as follows:

                             2003      2002      2001
                            -------   -------   -------
Marine:
     Oil (barrels) ......    89,792   113,424   112,554
                            =======   =======   =======
     Gas (mcf) ..........   585,732   749,771   971,880
                            =======   =======   =======

Tidelands:
     Oil (barrels) ......     2,892     2,877     4,132
                            =======   =======   =======
     Gas (mcf) ..........    84,726    61,242    80,132
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

                                   MARINE PETROLEUM TRUST
                                  (Registrant)

                                  By: BANK OF AMERICA, N.A.
                                      in its capacity as trustee of Marine
                                      Petroleum Trust and not in its individual
                                      capacity or otherwise

                                          By: /s/ RON E. HOOPER
                                              --------------------------
                                              Ron E. Hooper
                                              Senior Vice President

Date: September 26, 2003

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

                                  BANK OF AMERICA, N.A.
                                  in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 26, 2003             By: /s/ RON E. HOOPER
                                          --------------------------
                                          Ron E. Hooper
                                          Senior Vice President

Dated: September 26, 2003         /s/ R. RAY BELL
                                  --------------------------
                                  R. Ray Bell
                                  Principal Accounting Officer

                               INDEX TO EXHIBITS

Exhibits                             Description

  4.1 Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001, and incorporated by reference herein.

  21.1 Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002, and incorporated by reference herein.

  23.1      Consent of Independent Auditors.

  31.1      Certification of the Principal Accounting Officer pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1      Certification of the Principal Accounting Officer pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.