Form 10-Q
period 2003-09-30
MARINE PETROLEUM TRUST
filed 2003-11-14
CIK 62362

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

             For the quarterly period ended September 30, 2003

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

                                   Yes      No X .


      Indicate number of units of beneficial interest outstanding as of the latest practicable date: As of September 30, 2003, we had 2,000,000 units of beneficial interest outstanding.

================================================================================

                                        MARINE PETROLEUM TRUST

                                                INDEX

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------

                                    PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED) ......................................................      2

Condensed Consolidated Balance Sheets September 30, 2003 and June 30, 2003 ....................      2

Condensed Consolidated Statements of Income and Undistributed Income for the Three Months Ended
September 30, 2003 and 2002 ...................................................................      3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2003
and 2002 ......................................................................................      4

Notes to Condensed Consolidated Financial Statements ..........................................      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .      6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............................      9



                                      PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ......................................................     10

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 2003 AND JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS

                                                                                SEPTEMBER 30,     JUNE 30,
                                                                                   2003            2003
                                                                                   ----            ----
Current Assets:
    Cash and cash equivalents ..............................................     $1,119,965     $1,334,059
    Oil and gas royalties receivable .......................................      1,102,326      1,169,485
    Receivable from affiliate ..............................................         96,621        133,197
    Interest receivable ....................................................         10,008          5,684
                                                                                 ----------     ----------
       Total current assets ................................................     $2,328,920     $2,642,425
                                                                                 ----------     ----------


Investment in U.S. Treasury and agency bonds ...............................        713,380        715,661
Investment in affiliate ....................................................        378,019        418,866
Office equipment, at cost less accumulated .................................          2,400          2,400
depreciation ...............................................................
Producing oil and gas properties ...........................................              7              7
                                                                                 ----------     ----------
                                                                                 $3,422,726     $3,779,359
                                                                                 ==========     ==========


                          LIABILITIES AND TRUST EQUITY

Current Liability - accounts payable .......................................     $      864     $       --

Trust Equity:
    Corpus - authorized 2,000,000 units of
beneficial interest, .......................................................              8              8
      issued 2,000,000 units at nominal value
    Undistributed income ...................................................      3,421,854      3,779,351
                                                                                 ----------     ----------
      Total trust equity ...................................................      3,421,862      3,779,359
                                                                                 ----------     ----------
                                                                                 $3,422,726     $3,779,359
                                                                                 ==========     ==========

     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            AND UNDISTRIBUTED INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                             THREE MONTHS ENDED
                                                SEPTEMBER 30,
                                                -------------
                                              2003        2002
                                              ----        ----
Income:
    Oil and gas royalties ...............  $1,175,076  $1,051,410
    Equity in earnings of affiliate .....      55,667      87,800
    Interest income .....................       8,543      10,963
                                           ----------  ----------
                                            1,239,286   1,150,173
                                           ----------  ----------

General and administrative expenses .....      41,664      37,010
    Income before Federal income taxes ..   1,197,622   1,113,163
Federal income taxes of subsidiary ......          --       7,000
                                           ----------  ----------
    Net income ..........................   1,197,622   1,106,163
                                           ----------  ----------
Undistributed income at beginning of year   3,779,351   3,098,183
                                           ----------  ----------
                                            4,976,973   4,204,346
Distributions to unitholders ............   1,555,119   1,083,364
                                           ----------  ----------
Undistributed income at end of year .....  $3,421,854  $3,120,982
                                           ==========  ==========
Net income per unit .....................  $     0.60  $     0.55
                                           ==========  ==========
Distributions per unit ..................  $     0.78  $     0.54
                                           ==========  ==========



     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                           -------------
                                                         2003         2002
                                                         ----         ----
Cash flows from operating activities:
    Net income ....................................  $ 1,197,622   $ 1,106,163

    Adjustments to reconcile net income to net cash
provided
      by operating activities:
      Equity in undistributed earnings of .........       40,847       (10,431)
affiliate
      Amortization of premium .....................        2,281            --
      Change in assets and liabilities:
          Oil and gas royalties receivable ........       67,159       150,657
          Receivable from affiliate ...............       36,576       (33,989)
          Federal income taxes refundable .........           --         6,977
          Interest receivable .....................       (4,324)       (9,095)
          Accounts payable ........................          864           379
                                                     -----------   -----------
             Net cash provided by operating .......    1,341,025     1,210,661
activities ........................................

Cash flows from investing activities --
      Investment in U.S. Treasury and Agency Bonds            --         2,846
                                                     -----------   -----------
Cash flows from financing activities --
      Distributions to unitholders ................   (1,555,119)   (1,083,364)
                                                     -----------   -----------
      Net increase (decrease) in cash and cash ....     (214,094)      130,143
equivalents .......................................

Cash and cash equivalents at beginning of period ..    1,334,059       920,943
                                                     -----------   -----------
Cash and cash equivalents at end of period ........  $ 1,119,965   $ 1,051,086
                                                     ===========   ===========


     See accompanying notes to condensed consolidated financial statements.

                      MARINE PETROLEUM TRUST AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

ACCOUNTING POLICIES

      The financial statements include the financial statements of Marine Petroleum Trust (the "Trust") and its wholly-owned subsidiary, Marine Petroleum Corporation ("MPC"). The financial statements are condensed and should be read in conjunction with the Trust's annual report on Form 10-K for the fiscal year ended June 30, 2003. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

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

      As stated under "Accounting Policies" above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of the Trust and MPC. However, distributable income is paid from the unconsolidated account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the overriding royalties received by MPC that are paid to the Trust on a quarterly basis, (iii) cash distributions from the Trust's equity interest in the Tidelands Royalty Trust B ("Tidelands"), a separate publicly traded royalty trust, less (iv) administrative expenses incurred by the Trust.

UNDISTRIBUTED INCOME

      A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend from MPC to the Trust has been declared since 1993. On September 30, 2003, undistributed income of the Trust and MPC amounted to $2,415,261 and $1,006,593, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

      Organization. The Trust is a royalty trust that was created in 1956 under the laws of the State of Texas. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust's predecessors and Gulf Oil Corporation ("Gulf"). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation, Elf Exploration, Inc., and their assignees.

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

      We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended September 30, 2003. Please see our annual report on Form 10-K for the year ended June 30, 2003 for a detailed discussion of our critical accounting policies.

GENERAL

      The Trust realized 43% of its revenue from the sale of oil and 57% from the sale of natural gas during the three months ended September 30, 2003. Revenue includes estimated royalties of oil and natural gas produced but not paid.

      Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.

SUMMARY REVIEW OF OPERATING RESULTS

      Net income for the three months ended September 30, 2003 increased approximately 8% to $0.60 per unit as compared to $0.55 for the comparable period in 2002. Oil production for the three months ended September 30, 2003 decreased approximately 8,200 barrels and natural gas production increased approximately 13,000 mcf from the levels realized in the comparable period in 2002. For the three months ended September 30, 2003 the average price received for a barrel of oil increased $0.85 over the price realized in the comparable period in 2002. For the three months ended September 30, 2003 the average price received for a thousand cubic feet (mcf) of natural gas increased $1.92 or 69% over the price realized in the comparable period in 2002.

      Distributions to unitholders amounted to $0.78 per unit for the three months ended September 30, 2003, an increase of 44% over the distribution for the comparable period in 2002.

      The Trust's distributions are paid based on the timing of actual cash receipts rather than the net income of the Trust.

      The Trust must rely on public records for information regarding drilling operations. The public records available up to the date of this report indicate that 7 drilling and workover operations were conducted successfully during the three months ended September 30, 2003, on leases in which the Trust has an interest. In the comparable period a year ago, there were also 7 successful drilling and workover operations. The Trust receives royalty payments on the sale of oil and natural gas from approximately 380 wells that are classified as active.

      The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

                           PRODUCTION (1)
                      ---------------------
                                   NATURAL      NET        CASH
        QUARTER       OIL (BBLS)  GAS (MCF)   INCOME   DISTRIBUTION
        -------       ----------  ---------   ------   ------------
September 30, 2002       28,136   129,252       .55        .54
December 31, 2003        20,659   160,606       .58        .63
September 30, 2002       12,379   117,767       .65        .66
June 30, 2003 ....       28,551   178,107       .80        .41
September 30, 2003       19,945   141,921       .60        .78


-----------------------------------

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

      Oil and gas royalties increased 12% over the comparable quarter a year ago. Several oil wells were damaged by the storms that hit the Gulf of Mexico in September and October last year and were not brought back on stream by the working interest owner. Natural gas production was up over the comparable period a year ago when production was lower than normal. A number of gas wells were worked over in the months following the September 30, 2002 quarter adding additional natural gas production.

      Net income increased 8% to approximately $1,198,000 for the three months ended September 30, 2003, from approximately $1,106,000 realized for the comparable three months in 2002.

      Revenue from oil royalties, excluding the Trust's equity interest in Tidelands, for the three months ended September 30, 2003, decreased 27% to approximately $508,000, from approximately $693,000 realized for the comparable three months in 2002. The 29% decrease in production was not offset by the 3% increase in the average price, resulting in a decrease in royalties from oil for the three months ended September 30, 2003.

      Revenue from natural gas royalties, excluding the Trust's equity interest in Tidelands, increased 86% to approximately $667,000 for the three months ended September 30, 2003, from approximately $359,000 for the comparable three months in 2002. The increase in production plus the increase in the price for natural gas for the three months ended September 30, 2003 resulted in increased royalties from natural gas for the quarter.

      Income from the Trust's equity in Tidelands decreased approximately 37% for the three months ended September 30, 2003, as compared to the three months ended September 30, 2002.

      The following table presents the quantities of oil and natural gas sold and the average prices realized from current operations for the three months ended September 30, 2003, and those realized in the comparable three months in 2002, excluding the Trust's equity interest in Tidelands:

                          2003         2002
                          ----         ----
OIL
    Barrels sold ..       19,945       28,136
    Average price .  $     25.46  $     24.61

NATURAL GAS
    Mcf sold ......      141,921      129,252
    Average price .  $      4.70  $      2.78

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

                                      MARINE PETROLEUM TRUST
                                      Bank of America, N.A., Trustee


November 13, 2003                     By:  /s/ RON E. HOOPER
                                         ---------------------------------------
                                               Ron E. Hooper
                                            Senior Vice President


November 13, 2003                     By:  /s/ R. RAY BELL
                                          --------------------------------------
                                               R. Ray Bell
                                          Principal Accounting Officer

                                INDEX TO EXIBITS

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