Form 10-Q
period 2003-12-31
MARINE PETROLEUM TRUST
filed 2004-02-13
CIK 62362

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from to

Commission file number 0-8565

Marine Petroleum Trust

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-6008017 (I.R.S. Employer Identification No.)

Bank of America, N.A. P.O. Box 830650, Dallas, Texas (Address of principal executive offices)	75283-0650 (Zip Code)

Registrant’s telephone number, including area code (800) 985-0794

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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒.

Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of February 12, 2004, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

INDEX

		Page
		Number

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Condensed Consolidated Balance Sheets as of December 31, 2003 and June 30, 2003	2
	Condensed Consolidated Statements of Income and Undistributed Income for the Three Months and Six Months Ended December 31, 2003 and 2002	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2003 and 2002	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2003 and June 30, 2003
(Unaudited)

	December 31,	June 30,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$1,010,138	$1,334,059
Oil and gas royalties receivable	1,067,184	1,169,485
Receivable from affiliate	111,472	133,197
Interest receivable	5,814	5,684

Total current assets	$2,194,608	$2,642,425

Investment in U.S. Treasury and agency bonds	711,099	715,661
Investment in affiliate	377,441	418,866
Office equipment, at cost less accumulated depreciation	2,400	2,400
Producing oil and gas properties	7	7

	$3,285,555	$3,779,359

LIABILITIES AND TRUST EQUITY
Current Liability — accounts payable	$475	$—
Trust Equity:
Corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	3,285,072	3,779,351

Total trust equity	3,285,080	3,779,359

	$3,285,555	$3,779,359

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME

For the Three Months and Six Months Ended December 31, 2003 and 2002
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Income:
Oil and gas royalties	$1,342,186	$1,182,355	$2,517,262	$2,233,765
Equity in earnings of affiliate	108,844	34,217	164,511	122,017
Interest income	7,747	11,094	16,290	22,057

	1,458,777	1,227,666	2,698,063	2,377,839
Expenses:
General and administrative	72,000	61,658	113,664	98,668

Income before Federal income taxes	1,386,777	1,166,008	2,584,399	2,279,171
Federal income taxes of subsidiary	475	0	475	7,000

Net income	1,386,302	1,166,008	2,583,924	2,272,171
Undistributed income at beginning of year	3,421,854	3,120,982	3,779,351	3,098,183

	4,808,156	4,286,990	6,363,275	5,370,354
Distributions to unitholders	1,523,084	1,258,346	3,078,203	2,341,710

Undistributed income at end of year	$3,285,072	$3,028,644	$3,285,072	$3,028,644

Net income per unit	$0.69	$0.58	$1.29	$1.14

Distributions per unit	$0.76	$0.63	$1.54	$1.17

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2003 and 2002
(Unaudited)

	Six Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net income	$2,583,924	$2,272,171
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of affiliate	41,425	12,667
Amortization of premium	4,562	4,272
Change in assets and liabilities:
Oil and gas royalties receivable	102,301	(164,084)
Receivable from affiliate	21,725	(10,300)
Federal income taxes refundable	—	15,930
Interest receivable	(130)	(414)
Accounts payable	475	—

Net cash provided by operating activities	2,754,282	2,130,242

Cash flows from financing activities-distributions to unitholders	(3,078,203)	(2,341,710)

Net decrease in cash and cash equivalents	(323,921)	(211,468)
Cash and cash equivalents at beginning of period	1,334,059	920,943

Cash and cash equivalents at end of period	$1,010,138	$709,475

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

Accounting Policies

     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and should be read in conjunction with the Trust’s annual report on Form 10-K for the fiscal year ended June 30, 2003. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

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

Distributable Income

     The Trust’s Indenture provides that the trustee is to distribute all cash in the trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day.

     As stated under “Accounting Policies” above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of the Trust and MPC. However, distributable income is paid from the unconsolidated account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the overriding royalties received by MPC that are paid to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s equity interest in the Tidelands Royalty Trust B (“Tidelands”), a separate publicly traded royalty trust, less (iv) administrative expenses incurred by the Trust.

Undistributed Income

     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as the Board of Directors declares a dividend out of the retained earnings. No such dividend from MPC to the Trust has been declared since 1993. On December 31, 2003, undistributed income of the Trust and MPC amounted to $2,270,903 and $1,014,169, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition — Liquidity and Capital Resources

     The Trust is a royalty trust that was created in 1956 under the laws of the State of Texas. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation, Elf Exploration, Inc., and their assignees.

     The Trust’s rights are generally referred to as overriding royalty interests in the oil and natural gas industry. An overriding royalty interest is created by an assignment by the owner of a working interest. The ownership rights associated with an overriding royalty interest terminate when the underlying lease terminates. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from the overriding royalties are paid to the Trust either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved or sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.

     The Trust holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from the leases described above. The Trust’s overriding royalty interest applies only to existing leases and does not apply to new leases. The Trust also owns a 32.6% equity interest in Tidelands. As a result of this ownership, the Trust receives periodic distributions from Tidelands.

     Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. The Trust’s only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects royalties monthly, pays administration expenses, and disburses all net royalties collected to its unitholders each quarter. Because all of the Trust’s revenues are invested in liquid funds pending distribution, the Trust does not experience any liquidity problems.

     The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. Because of these restrictions, the Trust does not require short term or long term capital. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. Thus, all income and deductions, for tax purposes, should flow through to each individual unitholder. The Trust is not a taxable entity.

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

     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the six months ended December 31, 2003. Please see our annual report on Form 10-K for the year ended June 30, 2003 for a detailed discussion of our critical accounting policies.

General

     The Trust realized 44% of its revenue from the sale of oil and 56% from the sale of natural gas during the six months ended December 31, 2003. Revenue includes estimated royalties of oil and natural gas produced but not paid.

     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.

Summary Review of Operating Results

     Net income for the six months ended December 31, 2003 increased approximately 13% to $1.29 per unit as compared to $1.14 for the comparable period in 2002. Oil production for the six months ended December 31, 2003 decreased approximately 11,000 barrels and natural gas production increased approximately 3,000 mcf from the levels realized in the comparable period in 2002. For the six months ended December 31, 2003 the average price received for a barrel of oil increased $3.55 over the price realized in the comparable period in 2002 and the average price received for a thousand cubic feet (mcf) of natural gas increased $1.38 over the price realized in the comparable period in 2002.

     Distributions to unitholders amounted to $1.54 per unit for the six months ended December 31, 2003, an increase of 32% over the $1.17 distribution for the comparable period in 2002.

     The Trust’s distributions are paid based on the timing of actual cash receipts rather than the net income of the Trust.

     The Trust must rely on public records for information regarding drilling operations. The public records available up to the date of this report indicate that 17 drilling and workover operations were conducted successfully during the six months ended December 31, 2003 on leases in which the Trust has an interest. There are approximately 380 wells subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service. Based on our recent study only approximately 63% of these wells will be producing at any given time.

     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)

		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution

December 31, 2002	20,659	160,606	.58	.63
March 31, 2003	12,379	117,767	.65	.66
June 30, 2003	28,551	178,107	.80	.41
September 30, 2003	19,945	141,921	.60	.78
December 31, 2003	18,090	151,139	.69	.76

(1) Excludes the Trust’s equity interest in Tidelands.

     The Trust’s revenues are derived from the oil and natural gas production activities of unrelated parties. The Trust’s revenues and distributions fluctuate from period to period based upon factors beyond the Trust’s control, including, without limitation, the number of productive wells drilled and maintained on leases subject to the Trust’s interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. The Trust believes that it will continue to have enough revenues to allow distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amount of any future distributions. The foregoing sentence is a forward-looking statement. For more information, see “Forward-Looking Statements” on page 9. Actual results may differ from expected results because of reductions in the price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to the Trust’s interests.

     Important aspects of the Trust’s operations are conducted by third parties. Oil and natural gas companies that lease tracts subject to the Trust’s interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to the Trust. The Trust’s distributions are processed and paid by The Bank of New York as the agent for the trustee of the Trust.

Results of Operations-Three Months Ended December 31, 2003 and 2002

     Net income increased 19% to approximately $1,386,000 for the three months ended December 31, 2003, from approximately $1,166,000 realized for the comparable three months in 2002.

     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended December 31, 2003 increased 8% to approximately $599,000, from approximately $554,000 realized for the comparable three months in 2002. As shown in the table below, the 12% decrease in oil production quantities was offset by the 23% increase in the average price, resulting in an increase in royalties from oil for the three months ended December 31, 2003.

     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, increased 17% to approximately $744,000 for the three months ended December 31, 2003, from approximately $635,000 for the comparable three months in 2002. As shown in the table below, the decrease in production was offset by the increase in the price for natural gas for the three months ended December 31, 2003, resulting in increased royalties from natural gas for the quarter.

     Income from the Trust’s equity in Tidelands increased approximately 218% for the three months ended December 31, 2003, as compared to the comparable three months in 2002.

     The following table presents the quantities of oil and natural gas sold and the average prices realized from current operations for the three months ended December 31, 2003, and those realized in the comparable three months in 2002, excluding the Trust’s equity interest in Tidelands:

	2003	2002

OIL
Barrels sold	18,090	20,659
Average price	$33.09	$26.80
NATURAL GAS
Mcf sold	151,139	160,606
Average price	$4.92	$3.95

Results of Operations-Six Months Ended December 31, 2003 and 2002

     Net income increased 14% to approximately $2,584,000 for the six months ended December 31, 2003, from approximately $2,272,000 realized for the comparable six months in 2002.

     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the six months ended December 31, 2003 decreased 11% to approximately $1,106,000, from approximately $1,246,000 realized for the comparable six months in 2002. As shown in the table below, the 22% decrease in production quantities was not offset by the 14% increase in the average price, resulting in a decrease in royalties from oil for the six months ended December 31, 2003.

     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, increased 42% to approximately $1,411,000 for the six months ended December 31, 2003, from approximately $993,000 for the comparable six months in 2002. As shown in the table below, the increase in production plus the increase in the price for natural gas for the six months ended December 31, 2003 resulted in increased royalties from natural gas for the quarter.

     Income from the Trust’s equity in Tidelands increased approximately 35% for the six months ended December 31, 2003, as compared to the comparable six months in 2002.

     The following table presents the quantities of oil and natural gas sold and the average prices realized from current operations for the six months ended December 31, 2003, and those realized in the comparable six months in 2002, excluding the Trust’s equity interest in Tidelands:

	2003	2002

OIL
Barrels sold	38,035	48,795
Average price	$29.09	$25.54
NATURAL GAS
Mcf sold	293,060	289,858
Average price	$4.81	$3.43

Forward-Looking Statements

     The statements discussed in this quarterly report on Form 10-Q regarding our future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. We use the words “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our financial condition, and/or state other “forward-looking” information. Events may occur in the future that we are unable to accurately predict, or over which we have no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Trust has invested a certain amount of its assets in cash instruments, which involve market risks. If there is a change in the value of the underlying investment instruments, or if there is a change in the applicable interest rate paid on those investments, the aggregate value of the Trust's assets could decrease.

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

MARINE PETROLEUM TRUST
Bank of America, N.A., Trustee

February 13, 2004	By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President

February 13, 2004	By:	/s/ R. RAY BELL

R. Ray Bell
Principal Accounting Officer