Form 10-Q
period 2004-03-31
MARINE PETROLEUM TRUST
filed 2004-05-14
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                      to                     .

Commission file number 0-8565

Marine Petroleum Trust

(Exact name of registrant as specified in its charter)

Texas	75-6008017
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

Bank of America, N.A.
P.O. Box 830650, Dallas, Texas	75283-0650
(Address of principal executive offices)	(Zip Code)

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

Yes ☑            No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☑

Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of May 12, 2004, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2004 and June 30, 2003

(Unaudited)

ASSETS

	March 31,	June 30,
	2004	2003
Current Assets:
Cash and cash equivalents	$745,507	$1,334,059
Oil and gas royalties receivable	870,895	1,169,485
Receivable from affiliate	66,883	133,197
Interest receivable	9,339	5,684

Total current assets	$1,692,624	$2,642,425

Investment in U.S. Treasury and agency bonds	707,189	715,661
Investment in affiliate	384,607	418,866
Office equipment, at cost less accumulated depreciation	2,400	2,400
Producing oil and gas properties	7	7

	$2,786,827	$3,779,359

LIABILITIES AND TRUST EQUITY
Current Liability – accounts payable	$475	$—

Trust Equity:
Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	2,786,344	3,779,351

Total trust equity	2,786,352	3,779,359

	$2,786,827	$3,779,359

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME

For the Three Months and Nine Months Ended March 31, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Income:
Oil and gas royalties	$609,111	$1,139,533	$3,126,373	$3,373,298
Equity in earnings of affiliate	70,578	209,013	235,089	331,030
Interest income	3,896	8,827	20,186	30,884

	683,585	1,357,373	3,381,648	3,735,212
Expenses:
General and administrative	68,524	64,131	182,188	162,799

Income before Federal income taxes	615,061	1,293,242	3,199,460	3,572,413
Federal income taxes of subsidiary	—	—	475	7,000

Net income	615,061	1,293,242	3,198,985	3,565,413
Undistributed income at beginning of year	3,285,072	3,028,644	3,779,351	3,098,183

	3,900,133	4,321,886	6,978,336	6,663,596
Distributions to unitholders	1,113,789	1,311,805	4,191,992	3,653,515

Undistributed income at end of year	$2,786,344	$3,010,081	$2,786,344	$3,010,081

Net income per unit	$0.31	$0.65	$1.60	$1.78

Distributions per unit	$0.56	$0.66	$2.10	$1.83

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2004 and 2003

(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,198,985	$3,565,413
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of affiliate	34,259	(94,132)
Amortization of premium	9,521	6,940
Change in assets and liabilities:
Oil and gas royalties receivable	298,590	(340,927)
Receivable from affiliate	66,314	(56,743)
Federal income taxes refundable	—	15,930
Interest receivable	(3,655)	(9,014)
Accounts payable	475	641,839

Net cash provided by operating activities	3,604,489	3,729,306

Cash flows used in investing activities:
Investment in U.S. agency bonds	(201,049)	—
Proceeds from sale of U.S. agency bonds	200,000	—

Net cash used in investing activities	(1,049)	—
Cash flows from financing activities—distributions to unitholders	(4,191,992)	(3,653,515)

Net decrease in cash and cash equivalents	(588,552)	75,791
Cash and cash equivalents at beginning of period	1,334,059	920,943

Cash and cash equivalents at end of period	$745,507	$996,734

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004
(Unaudited)

Accounting Policies

     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and should be read in conjunction with the Trust’s annual report on Form 10-K for the fiscal year ended June 30, 2003. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron USA and the well head price for natural gas as reported by the Energy Information Agency, a division of the U.S. Department of Energy for the period under report.

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

Undistributed Income

     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as the Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004 the Board of Directors has declared quarterly dividends equal to 2% of overriding royalties collected each quarter. On March 31, 2004, undistributed income of the Trust and MPC amounted to $1,833,873 and $952,471, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition – Liquidity and Capital Resources

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

Critical Accounting Policies

     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron USA and the well head price for natural gas as reported by the Energy Information Agency, a division of the U.S. Department of Energy for the period under report.

     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the nine months ended March 31, 2004. Please see our annual report on Form 10-K for the year ended June 30, 2003 for a detailed discussion of our critical accounting policies.

General

     The Trust realized 43% of its revenue from the sale of oil and 57% from the sale of natural gas during the nine months ended March 31, 2004. Revenue includes estimated royalties of oil and natural gas produced but not paid.

     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.

Summary Review of Operating Results

     Net income for the nine months ended March 31, 2004 decreased approximately 10% to $1.60 per unit as compared to $1.78 for the comparable period in 2003. Oil production for the nine months ended March 31, 2004 decreased approximately 16,000 barrels and natural gas production decreased approximately 46,000 mcf from the levels realized in the comparable period in 2003. For the nine months ended March 31, 2004 the average price realized for a barrel of oil increased $2.15 over the price realized in the comparable period in 2003 and the average price realized for a thousand cubic feet (mcf) of natural gas increased $.81 over the price realized in the comparable period in 2003.

     Distributions to unitholders amounted to $2.10 per unit for the nine months ended March 31, 2004, an increase of approximately 15% over the $1.83 distribution for the comparable period in 2003.

     The Trust’s distributions are paid based on the timing of actual cash receipts rather than the net income of the Trust.

     The Trust must rely on public records for information regarding drilling operations. The public records available up to the date of this report indicate that 32 drilling and workover operations were conducted successfully during the nine months ended March 31, 2004 on leases in which the Trust has an interest. There are approximately 380 wells subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service. Based on data compiled from public records approximately 63% of these wells will be producing at any given time.

     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
March 31, 2003	12,379	117,767	.65	.66
June 30, 2003	28,551	178,107	.80	.41
September 30, 2003	19,945	141,921	.60	.78
December 31, 2003(2)	18,090	151,139	.69	.76
March 31, 2004	7,049	68,638	.31	.56

(1)	Excludes the Trust’s equity interest in Tidelands.

(2)	Due to accelerated payments received from ChevronTexaco in December 2003 approximately 3,500 barrels of oil and 26,000 mcf of natural gas were realized in the quarter ended December 31, 2003 that would normally have been realized in the quarter ended March 31, 2004. As a result of this acceleration $.13 net income per unit was realized in the quarter ended December 31, 2003 that would normally have been realized in the quarter ended March 31, 2004.

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

Results of Operations—Three Months Ended March 31, 2004 and 2003

     Net income decreased 52% to approximately $615,000 for the three months ended March 31, 2004, from approximately $1,293,000 realized for the comparable three months in 2003. However, due to accelerated payments made by ChevronTexaco in December 2003 approximately $261,000 was realized in the quarter ended December 31, 2003 that would normally have been realized in the current quarter.

     The Trust’s revenue is dependent on the operations of the working interest owners of the leases burdened with the Trust’s overriding royalty interest. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. The Trust has experienced a steady decline in the volume of oil and natural gas produced from the wells subject to the Trust’s override. In the current three month period (volumes adjusted for comparison) oil production has declined 15% and natural gas production has declined 20% from the levels realized in the comparable three months a year ago.

     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended March 31, 2004 decreased 47% to approximately $240,000, from approximately $452,000 realized for the comparable three months in 2003. As shown by the table below, there was a 43% decrease in production and a 7% decrease in the price realized in the current quarter as compared to the comparable quarter in 2003. As mentioned in a previous paragraph ChevronTexaco accelerated payments in December 2003 resulting in approximately $109,000 of oil royalties realized in the quarter ended December 31, 2003 that would normally have been realized in the current quarter.

     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 46% to approximately $369,000 from approximately $682,000 for the comparable three months in 2003. As shown in the table below, there was a 42% decrease in production and a 7% decrease in the price realized. As mentioned in a previous paragraph ChevronTexaco accelerated payments in December 2003 resulting in approximately $151,000 of natural gas royalties realized in the quarter ended December 31, 2003 that would normally have been realized in the current quarter.

     Income from the Trust’s equity in Tidelands decreased approximately 66% for the three months ended March 31, 2004, as compared to the comparable three months of 2003.

     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended March 31, 2004, and those realized in the comparable three months in 2003, excluding the Trust’s equity interest in Tidelands.

	2004	2003
OIL
Barrels sold	7,049	12,379
Average price	$34.07	$36.49
NATURAL GAS
Mcf sold	68,638	117,767
Average price	$5.38	$5.79

Results of Operations—Nine Months Ended March 31, 2004 and 2003

     Net income decreased 10% to approximately $3,199,000 for the nine months ended March 31, 2004, from approximately $3,565,000 realized for the comparable nine months in 2003.

     The Trust’s revenue is dependent on the operations of the working interest owners of the leases burdened with the Trust’s overriding royalty interest. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled and the number of non-producing wells re-worked and placed back in production. The Trust has experienced a steady decline in the volume of oil and natural gas produced from the wells subject to the Trust’s override for the past nine months.

     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the nine months ended March 31, 2004 decreased 21% to approximately $1,347,000 from approximately $1,698,000 realized for the comparable nine months in 2003. As shown in the table below there was a 26% decrease in production quantities and an 8% increase in the average price realized.

     Revenue from natural gas royalties , excluding the Trust’s equity interest in Tidelands, increased 6% to approximately $1,780,000 for the nine months ended March 31, 2004, from approximately $1,675,000 for the comparable nine months in 2003. As shown in the table below there was an 11% decline in production and a 20% increase in the price realized for natural gas.

     Income from the Trust’s equity in Tidelands decreased approximately 29% in the nine months ended March 31, 2004, as compared to the comparable nine months in 2003.

     The following table presents the quantities of oil and natural gas sold and the average prices realized from current operations for the nine months ended March 31, 2004, and those realized for the comparable nine months in 2003, excluding the Trust’s equity in Tidelands.

	2004	2003
OIL
Barrels sold	45,084	61,242
Average price	$29.87	$27.72
NATURAL GAS
Mcf sold	361,698	407,625
Average price	$4.92	$4.11

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As described elsewhere herein, the Trust’s only function is to collect overriding royalties from leases operated by others and distribute those royalties to its unitholders after paying the cost of collection and administration. The Trust’s income is highly dependent on the prices realized from the sale of oil and natural gas. Oil and natural gas prices have historically experienced significant volatility. The Trust does not attempt to manage its commodity price risk though the use of fixed price contracts or financial derivatives.

     Due to the short span of time between receipts and disbursements, cash held by the Trust is held in a non-interest bearing trust account.

     Oil and natural gas royalties received by Marine Petroleum Corporation (a subsidiary) prior to payment of the 98% Net Profits Interest are held in money market accounts that invest in U.S. Treasury securities and are considered not at risk.

     The retained earnings of the subsidiary are held in either money market accounts or U.S. Treasury or agency securities to be held to maturity. Funds held in money market accounts and U.S. Treasury securities that mature in less than one year are considered not at risk.

     However, on March 31, 2004 the subsidiary held $600,000 of such securities that mature in two, three and five years with an average yield of 4.33%. If held to maturity these securities are believed to be not at risk. Should a need arise for these funds before the securities mature and if interest rates increase there is, under these conditions, a possible market risk. The market value of these securities on March 31, 2004 was $623,814.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Items 1-5 not applicable.

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

MARINE PETROLEUM TRUST Bank of America, N.A., Trustee
May 14, 2004	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

May 14, 2004	By:	/s/ R. RAY BELL
R. Ray Bell
Principal Accounting Officer

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