Form 10-K
period 2004-06-30
MARINE PETROLEUM TRUST
filed 2004-09-24
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004.

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File No. 0-8565

Marine Petroleum Trust

(Exact name of registrant as specified in its charter)

Texas	75-6008017
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o The Corporate Trustee:
Bank of America, N.A.
P. O. Box 830241, Dallas, Texas	75283-0241
(Address of principal executive offices)	(Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	[ ]	No	[X]

     Aggregate market value of Units of Beneficial Interest held by non-affiliates of the registrant at December 31, 2003: $52,164,082.

     Number of Units of Beneficial Interest outstanding as of June 30, 2004 — 2,000,000 Units.

Documents Incorporated by Reference:
None

ITEM 1. BUSINESS

     Organization. Marine Petroleum Trust (“Marine”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Marine is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between Marine’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests are now held by ChevronTexaco Corporation (“Chevron”), Elf Exploration, Inc. (“Elf”), and their assignees.

     The indenture pursuant to which Marine was created (the “Indenture”) provides that the corporate trustee is to distribute all cash in Marine, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of February, May, August and November. Payments are to be made on the 28th day of September, December, March and June of each fiscal year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day.

     The Indenture, as amended, also provides that the term of the royalty trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

     Marine’s wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”), holds title to interests in properties subject to Marine’s interests that are situated offshore of Louisiana. Ninety-eight percent of all oil, natural gas, and other mineral royalties collected by the subsidiary less the cost of receiving and collection are paid to Marine. MPC retains the remaining two percent of the overriding royalties along with other items of income and expense until such time as the board of directors declares a dividend out of retained earnings. MPC, like Marine, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.

     Marine’s only industry segment or purpose is the administration and collection of royalties.

     Royalties. Marine’s rights are generally referred to as overriding royalty interests by the oil and natural gas industry, and we sometimes refer to them as overriding royalty interests in this annual report. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from overriding royalties are paid to Marine either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.

     Marine holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from the leases described in the “Properties” section below. Marine’s overriding royalty interest applies only to existing leases and does not apply to new leases that Chevron or Elf may acquire.

     Marine also owns a 32.6% equity interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate Texas trust, which owns interests in the oil, natural gas, or other mineral leases acquired by Gulf and/or its transferees and assignees in a 1,370,000-acre area of the Gulf of Mexico (the “Royalty Area”). The term of the Tidelands royalty trust will expire in 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. Tidelands’ indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days after the record date. Distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by the subsidiary that are paid to Tidelands on a quarterly basis, less (iii) administrative expenses of Tidelands. We recommend that you read Tidelands’ public filings for a description of its risks, business, properties and financial condition and results of operations.

     Presently, the leases subject to Marine’s interests cover 267,156 gross acres (including Tidelands’ interest in 27,948 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination of a lease if the working interest owner fails to fully develop a lease once it is acquired.

     For the year ended June 30, 2004, approximately 45% of Marine’s royalty revenues were attributable to the sale of oil and approximately 55% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, ability of wells to produce due to depletion and by changes in the market price for oil and natural gas. Over 90% of Marine’s revenues for each of the past three years was paid by five working interest owners. The percentage of revenues received from these five working interest owners for each of the past three years is presented in the following table:

	Years Ending June 30,
Company	2004	2003	2002
Chevron/Texaco	72%	72%	79%
Century Exploration Company	6%	6%	5%
Devon Energy Production Company	4%	4%	4%
BP America Production Company	7%	8%	3	%(1)
Samedan Oil Corporation	1%	1%	2%

	90%	91%	93%

(1)	Includes $91,150 paid by Arco before BP America Production Company acquired Arco.

In addition, Marine’s revenues from its equity interest in Tidelands accounted for approximately 6%, 8% and 5% of Marine’s revenue for the years ended June 30, 2004, 2003 and 2002, respectively. Tidelands has reported that royalty revenues from Baron Petroleum, Dunhill Resources, Inc, W & T Offshore and Devon Energy and Production Company accounted for a substantial portion of Tidelands’ royalty revenue for the years ended December 31, 2003, 2002 and 2001.

     Marine derives no revenues from foreign sources and has no export sales.

     Trust Functions. Marine is administered by officers and employees of its Trustee, Bank of America, N.A. MPC employs Ray Bell, its president, treasurer and director, to perform certain management, financial and administrative services for Marine. Except for Mr. Bell, all officers and directors of MPC serve without compensation. See “Management and Principal Unitholders.”

     All aspects of Marine’s operations are conducted by third parties. Oil and natural gas companies that lease tracts subject to Marine’s interests conduct the production and sale of oil and natural gas and the calculation of royalty payments to Marine. Marine’s distributions are processed and paid by The Bank of New York as the agent for the trustee of Marine.

     MPC leases office space in Dallas, Texas to provide work space and record storage for MPC and Tidelands’ wholly-owned subsidiary corporation, Tidelands Royalty Trust “B” Corporation. The cost of this office facility is shared by MPC and Tidelands Royalty Trust “B” Corporation proportionately based on each entity’s gross income.

     The ability of Marine to receive revenues is entirely dependent upon its entitlement to its rights with respect to the leases held by Chevron and its assignees in the Gulf of Mexico (as more fully described in “Properties” below). Moreover, no revenues are payable to Marine until sales of production commence from any such lease.

     The royalty interests held by Marine are depleting with each barrel of oil and mcf of natural gas produced. No funds are reinvested by Marine; thus, these depleting assets are not being replaced.

ITEM 2. PROPERTIES

     General. Marine is not engaged in oil and natural gas operations, although its income is based upon the oil and natural gas operations of others. Marine’s income is derived from contracts that provide for payments in the nature of overriding royalties made to Marine based on oil and natural gas sales from certain leases in the Gulf of Mexico.

     Reserves. Marine is not engaged in the production of oil or natural gas. Marine’s income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico. Marine does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Marine’s interests are derived. Similarly, Tidelands does not have access to the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto. See also “Difficulty in Obtaining Certain Data” below.

     Since Marine does not have access to this reserve information, Marine is unable to compute the standardized measure of discounted future net cash flows therefrom.

     Marine did not file any reports during the fiscal year ended June 30, 2004, with any federal authority or agency with respect to oil and natural gas reserves.

     Due to the nature of Marine’s business, it does not have any delivery commitments.

     Production. Information regarding the net quantities of oil and natural gas produced with respect to Marine’s overriding royalty interests (excluding its equity interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Marine are based, is set forth in the following table:

	Year Ended June 30,
	2004	2003	2002
Quantity
Oil (in barrels (“bbls”))	62,158	89,792	113,424
Natural Gas (in thousands cubic feet (“mcf”))	474,871	585,732	749,771
Average Price
Oil (per bbl)	$31.32	$24.64	$23.34
Natural Gas (per mcf)	$4.98	$4.60	$2.83

     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

     Productive Wells. Based on the latest public records available to Marine, there were approximately 390 producing wells subject to Marine’s interests, some of which contained multiple completions. Approximately 160 wells were classified as oil wells and approximately 230 wells were classified as natural gas wells. Most of the wells produce both oil and natural gas. See “Difficulty in Obtaining Certain Data” below.

     Drilling Activity. Information concerning the results of operations on leases in which Marine had an interest (including its equity interest in Tidelands) for each of its last three fiscal years is set forth below:

	Year Ended June 30,
	2004	2003	2002
Development
Oil	19	16	26
Natural Gas	36	27	34
Dry	1	2	7

Totals	56	45	67

     Information regarding net wells or acres is not included since Marine does not own any working interests.

     Lease Acreage. Marine has an overriding royalty interest (including its equity interest in Tidelands) in 71 different oil and natural gas leases covering 267,156 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

	Primary
Leases Granted by(1):	Term(2)	Producing	Total
United States	5,000	256,626	261,626
State of Texas	—	640	640
State of Louisiana	—	4,890	4,890

	5,000	262,156	267,156

(1)	Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. There are 3,958 acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.

(2)	The primary term is five (5) years.

The overriding royalty interest owned by Marine is a fractional interest out of total oil and natural gas sold, and is free and clear of all operating costs. The actual percentage interest in a lease attributable to Marine’s interest varies from lease to lease. The acreage weighted average percentage interest attributable to Marine’s interest in all of these leases is .60978%.

     Present Activities. As of June 30, 2004, public records indicate that 4 wells are either being drilled, re-drilled or worked over on tracts that Marine has an interest in. Public records indicate that operators have designated locations for 11 additional operations. There is no assurance that these wells will be drilled, and if they are drilled, that they will be successful.

     Difficulty in Obtaining Certain Data. Marine’s only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Marine’s predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information as to reserves, availability of oil and natural gas, average production cost (lifting cost) per unit, undeveloped acreage, net wells and net acres, with respect to the particular leases subject to Marine’s interests, lies solely within the knowledge of these concerns. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds. In the past, Marine has asked for such information and was told it is not entitled to receive such information. Marine believes that it will not be provided access to such information in the future. As a result, Marine is not able to obtain all of the information required to be disclosed under Item 102 of Regulation S-K and Securities Exchange Act of 1934 Industry Guide 2.

ITEM 3. LEGAL PROCEEDINGS

     Neither Marine nor MPC, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been presented to the unitholders to be voted upon during the fiscal year ended June 30, 2004.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The units of beneficial interest in Marine trade on the Nasdaq SmallCap Market under the symbol “MARPS.” Distributions of cash are made to unitholders quarterly. The following table presents the range of high and low trade prices by quarter for the past two years. The per unit amount of cash distributed to unitholders for each of these quarters is also presented in the table.

	Trade Price		Distributions
Quarter Ending	High	Low	Per Unit
September 30, 2003	29.00	23.50	.778
December 31, 2003	32.49	27.20	.762
March 31, 2004	34.64	29.50	.557
June 30, 2004	31.99	26.45	.534
September 30, 2002	26.00	20.26	.542
December 31, 2002	25.00	22.55	.629
March 31, 2003	28.86	23.02	.656
June 30, 2003	29.10	24.47	.412

     Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On June 30, 2004, these outstanding units were held of record by 546 unitholders.

     Marine must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. As of June 30, 2004, the amount reserved equals approximately $30,000. Such distributions have been made since Marines’ inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to Marine on the determination date.

ITEM 6. SELECTED FINANCIAL DATA

	For Years Ended June 30,
	(In Thousands Except Per Unit Amounts)
	2004	2003	2002	2001	2000
Statement of Income and Undistributed Income Selected Data
Income:
Oil and natural gas royalties	$4,312	$4,909	$4,772	$8,062	$4,526
Equity in Tidelands	288	440	235	575	318
Interest	24	35	52	120	92

	$4,623	$5,384	$5,059	$8,757	$4,936

Expenses:
General and administrative	$227	$218	$231	$241	$180
Federal income taxes of subsidiary	—	7	(19)	34	12

	227	$225	$212	$275	$192

Net income	$4,396	$5,159	$4,847	$8,482	$4,744

Distributions	$5,259	$4,478	$5,065	$7,187	$4,300

Per Unit (2,000,000 outstanding)
Net income	$2.20	$2.58	$2.42	$4.24	$2.37

Distributions	$2.63	$2.24	$2.80	$3.59	$2.15

Balance Sheet Selected Data
Total assets	$2,916	$3,779	$3,098	$3,874	$2,570

Trust equity	$2,916	$3,779	$3,098	$3,856	$2,560

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Results of Operations. Marine’s revenues are derived from the oil and natural gas production activities of unrelated parties. Marine’s revenues and distributions fluctuate from period to period based upon factors beyond Marine’s control, including without limitation the number of leases subject to Marine’s interests, the number of productive wells drilled on leases subject to Marine’s interests, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. Marine believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement and is subject to numerous factors. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage, blowouts or other production accidents, and geological changes such as cratering of productive formations; and the expiration or release of leases subject to Marine’s interests.

     Marine’s income consists primarily of oil and natural gas royalties and is based on the value at the well of its percentage interest in oil and natural gas sold without reduction for any of the expenses of production. “Value at the well” for oil means the purchasers’ posted price at its receiving point onshore, less the cost of transportation from the offshore lease to the onshore receiving point.

     Summary Review. Marine’s net income for the year ended June 30, 2004 amounted to $4,396,316 or $2.20 per unit as compared to $5,158,676 or $2.58 per unit in fiscal 2003 and $4,847,485 or $2.42 per unit in fiscal 2002.

     These results also include income from Marine’s equity interest in Tidelands which amounted to $287,991 for fiscal 2004, $439,698 for fiscal 2003 and $234,945 for fiscal 2002. Income from Tidelands contributed approximately 6% of Marine’s royalty income for fiscal 2004 as compared to 8% and 5% of Marine’s income for fiscal 2003 and 2002, respectively.

     Marine’s administrative expenses increased to approximately $227,000 in fiscal 2004 from approximately $218,000 spent in fiscal 2003. This increase was substantially due to increased legal, accounting and other expenses.

     Interest income decreased to approximately $24,000 in fiscal 2004 from approximately $35,000 realized in fiscal 2003 due to a decrease in interest rates.

     The following table shows the number of wells drilled or worked over on leases in which Marine has an interest (including its equity interest in Tidelands) and the number of producing wells for the past three fiscal years.

	For the Years Ended June 30,
	2004	2003	2002
Drilled	56	45	67
Producing	390	381	367

     The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during the past three years excluding Marine’s equity interest in Tidelands.

	For Years Ended June 30,
	2004	2003	2002
Income from
Oil royalties	$1,946,945	$2,212,252	$2,647,623
Natural gas royalties	$2,364,588	$2,696,761	$2,124,195
Totals	$4,311,533	$4,909,013	$4,771,818
Net quantities sold
Oil (bbls)	62,158	89,792	113,424
Natural gas (mcf)	474,871	585,732	749,771
Average price
Oil	$31.32	$24.64	$23.34
Natural gas	$4.98	$4.60	$2.83

     Oil and Gas Royalties – 2004 and 2003: Revenue from oil royalties amounted to $1,946,945 in fiscal 2004, a decrease of 12% over the $2,212,252 realized in fiscal 2003. The average price of a barrel of oil increased 27% to $31.32 and production decreased 31% to 62,158 barrels. Please refer to the table above.

     Revenue from natural gas royalties amounted to $2,364,588, a decrease of 12% from the $2,696,761 realized in fiscal 2003. The average price of a thousand cubic feet (mcf) of natural gas increased 8% to $4.98 and production decreased 19% to 474,871 mcf. Please refer to the table above.

     Production from existing wells is anticipated to continue to decrease in the future due to normal well depletion. Marine has no input with the operators regarding future drilling operations which could impact Marine's future oil and natural gas production.

     Oil and Gas Royalties – 2003 and 2002: Revenue from oil royalties amounted to $2,212,252 in fiscal 2003, a decrease of 16% over the $2,647,623 realized in fiscal 2002. The average price of a barrel of oil increased 6% to $24.64 and production decreased 21% to 89,792 barrels. Please refer to the table above.

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

     Capital Resources and Liquidity. Because of the nature of Marine as a trust entity, there is no requirement for capital; its only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and natural gas royalty properties, Marine collects income monthly, pays expenses of administration, and disburses all net income collected to its unitholders each quarter. Because all of Marine’s revenues are invested in liquid funds pending distribution, Marine does not experience liquidity problems.

     Marine’s Indenture (and the charter and by-laws of MPC) expressly prohibits the operation of any kind of trade or business. Marine owns an interest in oil and natural gas properties which are depleting assets. Marine cannot acquire new or additional interests due to the prohibition against these investments. Because of these restrictions, Marine does not require short term or long term capital. These restrictions, along with other factors, allow Marine to be treated as a grantor trust; thus all income and deductions, for tax purposes, should flow through to each individual unitholder. Marine is not a taxable entity.

     Marine does not currently have any long term contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     As described elsewhere herein, Marine’s only function is to collect overriding royalties from leases operated by others and distribute those royalties to its unitholders after paying the cost of collection and administration. Marine’s income is highly dependent on the prices realized from the sale of oil and natural gas. Oil and natural gas prices have historically experienced significant volatility. Marine does not attempt to manage its commodity price risk through the use of fixed price contracts or financial derivatives.

     Due to the short length of time between receipts and disbursements, cash held by Marine is held in a non-interest bearing account.

     Oil and natural gas royalties received by MPC prior to payment of the 98% net profits interest are held in money market accounts that invest in U. S. Treasury securities and are considered not at risk.

     The retained earnings of MPC are held in either money market accounts or U. S. Treasury or agency securities to be held to maturity. Funds held in money market accounts and U. S. Treasury securities that mature in less than one year are considered not at risk.

     On June 30, 2004, MPC held $200,000 of U. S. Treasury securities with an interest rate of 5.75% that mature on November 15, 2005. If held to maturity these securities are believed to be not at risk. Should a need arise for these funds before they mature and if interest rates increase there is, under these conditions, a possible market risk. The market value of these securities on June 30, 2004 was $210,188.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements listed in the following Index, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, are presented on pages 14 through 22 hereof.

     See also “Exhibits, Financial Statement Schedules and Reports on Form 8-K” of this Form 10-K for further information concerning the financial statements of Marine and its subsidiaries.

     All schedules have been omitted for the reason that they are either not required, not applicable or the required information is included in the financial statements and notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     During fiscal 2004 and 2003, there have been no disagreements between Marine and its independent registered public accounting firm on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-K, the Trustee carried out an evaluation of the effectiveness of Marine’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

     There has not been any change in Marine’s internal control over financial reporting that occurred during Marine’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Marine’s internal control over financial reporting.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Marine is a trust created under the laws of the State of Texas. Marine’s Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A., serves as Trustee.

     R. Ray Bell may be considered a significant employee of Marine. Mr. Bell has been involved in the administration of Marine since its inception. He was the chief financial officer of Marine’s predecessor and is 77 years old. Since July 1, 1977, he has served as an officer and director of MPC, and will continue to serve in such capacities until the next meeting of directors and shareholders, respectively, of MPC or until his successors are elected and qualified.

     Because Marine has no employees, it does not have a code of ethics. Employees of the corporate trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be made available to unitholders without charge, upon request by appointment at Bank of America Plaza, 17th floor, 901 Main Street, Dallas, Texas 75202.

     Marine has no directors and therefore has no audit committee or audit committee financial expert and no nominating committee.

ITEM 11. EXECUTIVE COMPENSATION

     During the fiscal year ended June 30, 2004, Marine paid or accrued fees of $37,816 to Bank of America, N.A., as Trustee. These fees are paid in accordance with the terms of the Indenture, as amended, governing Marine.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

     The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of September 24, 2004:

	Amount and Nature of
Name and Address	Beneficial Ownership	Percent of Class
Paslay Family Limited Partnership	286,469 units	14.32%
5806 Lindenshire Lane Dallas, TX 75230
Robert H. Paslay (1)	346,184 units	17.3%
1007 Gasserway Circle Brentwood, TN 37027
Patricia Martin (1)	317,763 units	15.9%
1020 S. Ocean Blvd. Manalapan, FL 33462

(1)	Includes the 286,469 units beneficially owned as a co-trustee of seven trusts that serve as the general partners of the Paslay Family Limited Partnership.

     There are no executive officers or directors of Marine. Bank of America, N.A. does not beneficially own any units of beneficial interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the fiscal year ended June 30, 2004, there were no material transactions or series of similar transactions, or any currently proposed transactions or series of similar transactions, to which Marine was or is to be a party, in which the amount involved exceeds $60,000, and in which any executive officer or any security holder who is known by Marine, or any member of the immediate family of any of the foregoing persons, has an interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Fees for services performed by KPMG LLP for the years ended June 30, 2004 and 2003 are:

	2004	2003
Audit Fees	$30,000	$25,000
Audit-related Fees	—	—
Tax Fees	—	—
Other	—	—

     As referenced in Item 10 above, Marine has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements — see “Financial Statements and Supplementary Data” above.

     The consolidated financial statements, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, as contained in the Form 10-K of Tidelands Royalty Trust “B” for its fiscal year ended December 31, 2003 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Trustee
Marine Petroleum Trust:

     We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary as of June 30, 2004 and 2003 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 2004. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Dallas, Texas
September 13, 2004

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
June 30, 2004 and 2003

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$1,202,855	$1,334,059
Oil and gas royalties receivable	965,995	1,169,485
Receivables from affiliate	70,419	133,197
State and federal taxes refundable	578	—
Interest receivable	2,134	5,684

Total current assets	2,241,981	2,642,425

Investment in U.S. Treasury and agency bonds	304,606	715,661
Investment in affiliate	367,210	418,866
Office equipment, at cost less accumulated depreciation	2,400	2,400
Producing oil and gas properties	7	7

	$2,916,204	$3,779,359

LIABILITIES AND TRUST EQUITY
Trust equity
Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	2,916,196	3,779,351

Total trust equity	2,916,204	3,779,359

	$2,916,204	$3,779,359

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
Three Years Ended June 30, 2004

	2004	2003	2002
Income:
Oil and gas royalties	$4,311,533	$4,909,013	$4,771,818
Equity in earnings of affiliate	287,991	439,698	234,945
Interest income	23,646	34,918	52,262

	4,623,170	5,383,629	5,059,025
Expenses:
General and administrative	226,854	217,953	230,613

Income before Federal income taxes	4,396,316	5,165,676	4,828,412
Federal income taxes of subsidiary	—	7,000	(19,073)

Net income	4,396,316	5,158,676	4,847,485
Undistributed income at beginning of year	3,779,351	3,098,183	3,855,683

	8,175,667	8,256,859	8,703,168
Distributions to unitholders	5,259,471	4,477,508	5,604,985

Undistributed income at end of year	$2,916,196	$3,779,351	$3,098,183

Net income per unit	$2.20	$2.58	$2.42

Distributions per unit	$2.63	$2.24	$2.80

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended June 30, 2004

	2004	2003	2002
Cash flows from operating activities:
Net income	$4,396,316	$5,158,676	$4,847,485
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of affiliate	51,656	(70,838)	(9,240)
Amortization of premium	12,104	13,517	—
Change in assets and liabilities:
Oil and gas royalties receivable	203,490	(143,344)	(171,912)
Receivables from affiliate	62,778	(78,488)	110,507
State & federal taxes refundable	(578)	15,930	(15,930)
Interest receivable	3,550	(1,444)	(4,240)
Accounts payable	—	—	—
Income taxes payable	—	—	(18,343)

Net cash provided by operating activities	4,729,316	4,894,009	4,738,327
Cash flows from investing activities —
Investment in U.S. Treasury and agency bonds	(201,049)	(203,385)	(725,793)
Proceeds from sale of U.S. agency bonds	600,000	200,000	—
Purchase of office equipment	—	—	(1,845)

Net cash provided by (used in) investing activities	398,951	(3,385)	(727,638)

Cash flows used in financing activities — distributions to unitholders	(5,259,471)	(4,477,508)	(5,604,985)

Net increase (decrease) in cash and cash equivalents	(131,204)	413,116	(1,594,296)
Cash and cash equivalents at beginning of period	1,334,059	920,943	2,515,239

Cash and cash equivalents at end of period	$1,202,855	$1,334,059	$920,943

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended June 30, 2004

(1) Summary of Significant Accounting Policies

     (a) General

           The Marine Petroleum Trust (“Marine”) was established on June 1, 1956 with the transfer of property to Marine consisting of certain contract rights, units of beneficial interest and common stock in exchange for units of beneficial interest in Marine. The contract rights entitled Marine to receive a .0075 overriding royalty interest in oil, natural gas and other mineral leasehold interests acquired by Gulf Oil Corporation, now Chevron U.S.A., Inc. (“Chevron”), a subsidiary of ChevronTexaco Corporation, in certain areas of the Gulf of Mexico prior to January 1, 1980.

           Marine must distribute all income, after paying its liabilities and obligations, to the unitholders during the months of March, June, September and December each year. Marine and its subsidiary cannot engage in a trade or business. Funds held by the subsidiary pending distribution to Marine are invested in U.S. Treasury and agency bonds.

           A Louisiana trust can only exist for a short period of time; therefore, the unitholders assigned their contract rights off-shore of Louisiana to Marine Petroleum Corporation, a wholly-owned subsidiary of Marine, (“MPC”) reserving a 98% net profits interest to themselves. The net profits interest contract was transferred to Marine along with the other properties. Marine is authorized to pay expenses of MPC should it be necessary.

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

     (d) Undistributed Income

           Marine’s indenture agreement provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day. Undistributed income includes $932,472 and $1,004,053 applicable to MPC at June 30, 2004 and 2003, respectively.

     (e) Federal Income Taxes

           No provision has been made for Federal income taxes on Marine’s income since such taxes are the liability of the unitholders.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2003

           Income Taxes

           Federal income taxes have been provided on the income of MPC, excluding the 98% net profits interest to be distributed to Marine and deducting statutory depletion. MPC uses the cash method of reporting for federal income taxes.

           At June 30, 2004 and 2003, deferred tax assets and liabilities were as follows:

	June 30, 2004	June 30, 2003
Deferred tax assets
Net operating loss carryforward	$4,000	$3,400
Deferred tax liabilities
Income not yet recognized for income taxes	(4,000)	(3,400)

Net deferred tax liability	$—	$—

           MPC had a net operating loss carryforward of approximately $27,000 at June 30, 2004, which does not expire until 2024.

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

           Marine and MPC had cash equivalents and investments in U.S. Treasury and agency bonds of $1,507,461 and $2,049,720 at June 30, 2004 and 2003, respectively, which consisted of money market accounts, U.S. Treasury and agency bonds, and money market mutual funds. For purposes of the statements of cash flows, Marine considers all investments with initial maturities of three months or less to be cash equivalents.

     (g) Statements of Cash Flows

           MPC made no Federal income tax payments in the year ended June 30, 2004 and 2003 and made payments of $15,200 during the year ended June 30, 2002.

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

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2004

  (i) Use of Estimates

     Management of Marine and MPC has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  (j) Income Per Unit

     Income per unit is calculated by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.

  (k) Significant Royalty Sources

     Royalty revenue received by Marine from producers is summarized as follows:

	2004	2003	2002
Chevron/Texaco	72%	72%	79%
BP America/Amoco	7%	8%	3%
Century Exploration Company	6%	6%	5%
Devon f/k/a Pennzenergy	4%	4%	4%
Others	11%	10%	9%

	100%	100%	100%

(2) Investment in and Receivables from Affiliate – Tidelands Royalty Trust “B”

     At June 30, 2004 and 2003, Marine owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by Marine had a quoted market value of $3,618,928 and $3,008,234 at June 30, 2004 and 2003, respectively.

     Marine and Tidelands share certain common costs which are allocated based on their respective net revenues.

     The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 2004 and 2003.

	2004	2003
Balance at beginning of year	$418,866	$348,028
Equity in earnings of affiliate	287,991	439,698
Distribution of earnings	(339,647)	(368,860)

Balance at end of year	$367,210	$418,866

     At June 30, 2004 and 2003, receivables from affiliate includes $70,419 and $133,197, respectively, of income distributable to Marine as a Tidelands unitholder.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2004

     The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands.

BALANCE SHEETS

Assets

	June 30,
	2004	2003
Cash and cash equivalents	$888,617	$819,015
Oil and gas royalties receivable	147,826	263,117
Other	307,212	737,552

	$1,343,655	$1,819,684

Liabilities and Trust Equity

	2004	2003
Liabilities (including $215,056 and $404,425 payable to unitholders in 2003 and 2002, respectively)	$218,258	$535,975
Corpus	2	2
Undistributed income	1,125,395	1,283,707

	$1,343,655	$1,819,684

Statements of Income

	Year ended June 30,
	2004	2003	2002
Income	$996,249	$1,507,043	$825,751
Expenses	109,007	159,391	101,380

Income before Federal income taxes	887,242	1,347,652	724,371
Federal income taxes of Tidelands’ subsidiary	4,630	100	4,329

Net income	$882,612	$1,347,552	$720,042

     Tidelands is a registrant with the Securities and Exchange Commission and has filed a Form 10-K as of December 31, 2003.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2004

(3) Summary of Quarterly Financial Data (Unaudited)

     The following quarterly financial information for fiscal year 2004 and 2003 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim period have been included.

	Oil and gas		Net	Net income
	royalties	Expenses	income	per unit
Quarter ended:
September 30, 2003	$1,175,076	41,664	1,197,622	.60
December 31, 2003	1,342,186	72,000	1,386,302	.69
March 31, 2004	609,111	68,524	615,061	.31
June 30, 2004	1,185,160	44,666	1,197,331	.60

	$4,311,533	226,854	4,396,316	2.20

Quarter ended:
September 30, 2002	$1,051,410	37,010	1,106,163	.55
December 31, 2002	1,182,355	61,658	1,166,008	.58
March 31, 2003	1,139,533	64,131	1,293,242	.65
June 30, 2003	1,535,715	55,154	1,593,263	.80

	$4,909,013	217,953	5,158,676	2.58

(4) Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

     Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas produced for its royalty interests and Marine’s equity in oil and natural gas produced for Tidelands’ royalty interests were as follows:

	2004	2003	2002
Marine:
Oil (barrels)	62,158	89,792	113,424

Gas (mcf)	474,871	585,732	749,771

Tidelands:
Oil (barrels)	2,524	2,892	2,877

Gas (mcf)	38,415	84,726	61,242

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
(Registrant)

	By:	BANK OF AMERICA, N.A.
in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: September 24, 2004		By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BANK OF AMERICA, N.A.
in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 24, 2004	By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President

Dated: September 24, 2004	By:	/s/ R. RAY BELL

R. Ray Bell
Principal Accounting Officer