Form 10-Q
period 2004-09-30
MARINE PETROLEUM TRUST
filed 2004-11-12
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes [X]	No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of November 12, 2004, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2004 and June 30, 2004
(Unaudited)

	September 30,	June 30,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,101,280	$1,202,855
Oil and gas royalties receivable	862,113	965,995
Receivable from affiliate	79,335	70,419
State and federal taxes refundable	—	578
Interest receivable	6,513	2,134

Total current assets	$2,049,241	$2,241,981

Investment in U.S. Treasury and agency bonds	302,290	304,606
Investment in affiliate	369,807	367,210
Office equipment, at cost less accumulated depreciation	2,400	2,400
Producing oil and gas properties	7	7

	$2,723,745	$2,916,204

LIABILITIES AND TRUST EQUITY
Current Liability – accounts payable	$77	$—

Trust Equity:
Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	2,723,660	2,916,196

Total trust equity	2,723,668	2,916,204

	$2,723,745	$2,916,204

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME

For the Three Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Income:
Oil and gas royalties	$1,065,738	$1,175,076
Equity in earnings of affiliate	77,478	55,667
Interest income	4,808	8,543

	1,148,024	1,239,286
Expenses:
General and administrative	50,757	41,664

Income before Federal income taxes	1,097,267	1,197,622
Federal income taxes of subsidiary	—	—

Net income	1,097,267	1,197,622
Undistributed income at beginning of year	2,916,196	3,779,351

	4,013,463	4,976,973
Distributions to unitholders	1,289,803	1,555,119

Undistributed income at end of year	$2,723,660	$3,421,854

Net income per unit	$0.55	$0.60

Distributions per unit	$0.64	$0.78

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,097,267	$1,197,622
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of affiliate	(2,597)	40,847
Amortization of premium	2,316	2,281
Change in assets and liabilities:
Oil and gas royalties receivable	103,882	67,159
Receivable from affiliate	(8,916)	36,576
State and federal taxes refundable	578	—
Interest receivable	(4,379)	(4,324)
Accounts payable	77	864

Net cash provided by operating activities	1,188,228	1,341,025

Cash flows from financing activities—distributions to unitholders	(1,289,803)	(1,555,119)

Net decrease in cash and cash equivalents	(101,575)	(214,094)
Cash and cash equivalents at beginning of period	1,202,855	1,334,059

Cash and cash equivalents at end of period	$1,101,280	$1,119,965

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004
(Unaudited)

Accounting Policies

     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and should be read in conjunction with the Trust’s annual report on Form 10-K for the fiscal year ended June 30, 2004. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by ChevronTexaco and the well head price for natural gas as reported by the Energy Information Agency, a division of the U.S. Department of Energy for the period under report.

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

     As stated under “Accounting Policies” above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of the Trust and MPC. However, distributable income is paid from the unconsolidated account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the overriding royalties received by MPC that are paid to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s equity interest in the Tidelands Royalty Trust B (“Tidelands”), a separate publicly traded royalty trust, (iv) dividends paid by MPC, less (v) administrative expenses incurred by the Trust.

Undistributed Income

     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as the Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004 the Board of Directors has declared quarterly dividends equal to 2% of overriding royalties collected each quarter. On September 30, 2004, undistributed income of the Trust and MPC amounted to $1,806,197 and $917,463, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition – Liquidity and Capital Resources

     The Trust is a royalty trust that was created in 1956 under the laws of the State of Texas. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by ChevronTexaco Corporation, Elf Exploration, Inc., and their assignees.

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

     The Trust holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from 65 leases covering 239,208 gross acres located in the Gulf of Mexico. The Trust’s overriding royalty interest applies only to existing leases and does not apply to new leases. The Trust also owns a 32.6% equity interest in Tidelands. Tidelands has an overriding royalty interest in seven leases covering 27,948 gross acres located in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.

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

     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended September 30, 2004. Please see our annual report on Form 10-K for the year ended June 30, 2004 for a detailed discussion of our critical accounting policies.

General

     The Trust realized 49% of its revenue from the sale of oil and 51% from the sale of natural gas during the three months ended September 30, 2004. Revenue includes estimated royalties of oil and natural gas produced but not paid.

     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.

Summary Review of Operating Results

     Net income for the three months ended September 30, 2004 decreased approximately 8% to $.55 per unit as compared to $.60 for the comparable period in 2003. Oil production for the three months ended September 30, 2004 decreased approximately 8,000 barrels and natural gas production decreased approximately 42,000 mcf from the levels realized in the comparable period in 2003. For the three months ended September 30, 2004 the average price realized for a barrel of oil increased $18.49 over the price realized in the comparable period in 2003 and the average price realized for a thousand cubic feet (mcf) of natural gas increased $.78 over the price realized in the comparable period in 2003.

     Distributions to unitholders amounted to $.64 per unit for the three months ended September 30, 2004, a decrease of approximately 18% over the $.78 distribution for the comparable period in 2003.

     The Trust must rely on public records for information regarding drilling operations. The public records available up to the date of this report indicate that 6 drilling and workover operations were conducted successfully during the three months ended September 30, 2004 on leases in which the Trust has an interest. There are approximately 380 wells subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.

     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
September 30, 2003	19,945	141,921	.60	.78
December 31, 2003(2)	18,090	151,139	.69	.76
March 31, 2004(2)	7,049	68,638	.31	.56
June 30, 2004	17,074	113,173	.60	.53
September 30, 2004	11,762	100,176	.55	.64

(1)	Excludes the Trust’s equity interest in Tidelands.

(2)	Due to accelerated payments received from ChevronTexaco in December 2003 approximately 3,500 barrels of oil and 26,000 mcf of natural gas were realized in the quarter ended December 31, 2003 that would normally have been realized in the quarter ended March 31, 2004. As a result of this acceleration $.13 net income per unit was realized in the quarter ended December 31, 2003 that would normally have been realized in the quarter ended March 31, 2004.

     The Trust’s revenues are derived from the oil and natural gas production activities of unrelated parties. The Trust’s revenues and distributions fluctuate from period to period based upon factors beyond the Trust’s control, including, without limitation, the number of productive wells drilled and maintained on leases subject to the Trust’s interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. The Trust believes that it will continue to have enough revenues to allow distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amount of any future distributions. The foregoing sentence is a forward-looking statement. For more information, see “Forward-Looking Statements” on page 8. Actual results may differ from expected results because of reductions in the price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to the Trust’s interests.

     Important aspects of the Trust’s operations are conducted by third parties. Oil and natural gas companies that lease tracts subject to the Trust’s interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to the Trust. Prior to November 1, 2004, the Trust’s distributions were processed and paid by The Bank of New York as the agent for the trustee of the Trust. Effective November 1, 2004, Mellon Investor Services LLC became the agent for the trustee of the Trust and distributions will be processed and paid by Mellon Investor Services LLC.

Results of Operations—Three Months Ended September 30, 2004 and 2003

     Net income decreased 8% to approximately $1,097,000 for the three months ended September 30, 2004, from approximately $1,198,000 realized for the comparable three months in 2003.

     The Trust’s revenue is dependent on the operations of the working interest owners of the leases burdened with the Trust’s overriding royalty interest. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. The Trust has experienced a steady decline in the volume of oil and natural gas produced from the wells subject to the Trust’s overriding royalty interest. In the current three month period oil production declined 41% and natural gas production declined 29% from the levels realized in the comparable three months a year ago. Production from existing wells is anticipated to continue to decrease in the future due to normal well depletion. Marine has no input with the operators regarding future drilling operations which could impact Marine’s future oil and natural gas production.

     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended September 30, 2004 increased 2% to approximately $517,000, from approximately $508,000 realized for the comparable three months in 2003. There was a 41% decrease in production and a 73% increase in the price realized in the current quarter as compared to the comparable quarter in 2003.

     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 18% to approximately $549,000 from approximately $667,000 for the comparable three months in 2003. There was a 29% decrease in production and a 17% increase in the price realized.

     Income from the Trust’s equity in Tidelands decreased approximately 39% for the three months ended September 30, 2004, as compared to the comparable three months of 2003.

     Weather was a factor in the production of both oil and natural gas during the current quarter. The Trust does not have enough information to determine exactly how much production was affected. The main force of Hurricane Ivan did not hit the area where the Trust’s interests are located. However, some loss of production was experienced due to evacuation of personnel from the producing platforms and the necessity of stopping production until the storm moved out of the area.

     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended September 30, 2004, and those realized in the comparable three months in 2003, excluding the Trust’s equity interest in Tidelands.

	Three Months Ended September 30,
	2004	2003
OIL
Barrels sold	11,762	19,945
Average price	$43.95	$25.46
NATURAL GAS
Mcf sold	100,176	141,921
Average price	$5.48	$4.70

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As described elsewhere herein, the Trust’s only function is to collect overriding royalties from leases operated by others and distribute those royalties to its unitholders after paying the cost of collection and administration. The Trust’s income is highly dependent on the prices realized from the sale of oil and natural gas. Oil and natural gas prices have historically experienced significant volatility. The Trust does not attempt to manage its commodity price risk through the use of fixed price contracts or financial derivatives.

     Due to the short span of time between receipts and disbursements, cash held by the Trust is held in a non-interest bearing trust account.

     Oil and natural gas royalties received by MPC prior to payment of the 98% net profits interest are held in money market accounts that invest in U.S. Treasury securities and are considered not at risk.

     The retained earnings of MPC are held in either money market accounts or U.S. Treasury or agency securities to be held to maturity. Funds held in money market accounts and U.S. Treasury securities that mature in less than one year are considered not at risk. However, on September 30, 2004 MPC held $200,000 of U.S. Treasury securities with an interest rate of 5.75% that mature on November 15, 2005. If held to maturity these securities are believed to be not at risk. Should a need arise for these funds before they mature and if interest rates increase, there is, under these conditions, a possible market risk. The market value of these securities on September 30, 2004 was $207,718.

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

Item 6. Exhibits

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

MARINE PETROLEUM TRUST
Bank of America, N.A., Trustee

November 12, 2004	By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President

November 12, 2004	By:	/s/ R. RAY BELL

R. Ray Bell
Principal Accounting Officer

Marine Petroleum Trust
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650