Form 10-Q
period 2004-12-31
MARINE PETROLEUM TRUST
filed 2005-02-14
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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
As of February 14, 2005, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2004 and June 30, 2004
(Unaudited)

	December 31,	June 30,
	2004	2004
ASSETS

Current Assets:
Cash and cash equivalents	$1,114,809	$1,202,855
Oil and gas royalties receivable	723,473	965,995
Receivable from affiliate	123,697	70,419
State and federal taxes refundable	—	578
Interest receivable	1,465	2,134

Total current assets	$1,963,444	$2,241,981

Investment in U.S. Treasury and agency bonds	200,000	304,606
Investment in affiliate	442,314	367,210
Office equipment, at cost less accumulated depreciation	2,400	2,400
Producing oil and gas properties	7	7

	$2,608,165	$2,916,204

LIABILITIES AND TRUST EQUITY

Trust Equity:
Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	2,608,157	2,916,196

Total trust equity	2,608,165	2,916,204

	$2,608,165	$2,916,204

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME

For the Three Months and Six Months Ended December 31, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Income:
Oil and gas royalties	$867,694	$1,342,186	$1,933,432	$2,517,262
Equity in earnings of affiliate	178,226	108,844	255,704	164,511
Interest income	5,388	7,747	10,196	16,290

	1,051,308	1,458,777	2,199,332	2,698,063

Expenses:
General and administrative	49,571	72,000	100,328	113,664

Income before Federal income taxes	1,001,737	1,386,777	2,099,004	2,584,399
Federal income taxes of subsidiary	—	475	—	475

Net income	1,001,737	1,386,302	2,099,004	2,583,924
Undistributed income at beginning of period	2,723,660	3,421,854	2,916,196	3,779,351

	3,725,397	4,808,156	5,015,200	6,363,275
Distributions to unitholders	1,117,240	1,523,084	2,407,043	3,078,203

Undistributed income at end of period	$2,608,157	$3,285,072	$2,608,157	$3,285,072

Net income per unit	$0.50	$0.69	$1.05	$1.29

Distributions per unit	$0.56	$0.76	$1.20	$1.54

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2004 and 2003
(Unaudited)

	Six Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net income	$2,099,004	$2,583,924

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in undistributed earnings of affiliate	(75,104)	41,425
Amortization of premium	4,606	4,562
Change in assets and liabilities:
Oil and gas royalties receivable	242,522	102,301
Receivable from affiliate	(53,278)	21,725
State and federal taxes refundable	578	—
Interest receivable	669	(130)
Accounts payable	—	475

Net cash provided by operating activities	2,218,997	2,754,282

Cash flows from investing activities— Proceeds from sale of U.S. agency bonds	100,000	—

Cash flows from financing activities—distributions to unitholders	(2,407,043)	(3,078,203)

Net decrease in cash and cash equivalents	(88,046)	(323,921)

Cash and cash equivalents at beginning of period	1,202,855	1,334,059

Cash and cash equivalents at end of period	$1,114,809	$1,010,138

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

Accounting Policies

     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and should be read in conjunction with the Trust’s annual report on Form 10-K for the fiscal year ended June 30, 2004. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

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

Undistributed Income

     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as the Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004 the Board of Directors has declared quarterly dividends equal to 2% of overriding royalties collected each quarter. On December 31, 2004, undistributed income of the Trust and MPC amounted to $1,698,591 and $909,566, respectively.

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

     The Trust holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from 64 leases covering 239,208 gross acres located in the Gulf of Mexico. The Trust’s overriding royalty interest applies only to existing leases and does not apply to new leases. The Trust also owns a 32.6% equity interest in Tidelands. Tidelands has an overriding royalty interest in seven leases covering 27,948 gross acres located in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.

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

     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the six months ended December 31, 2004. Please see our annual report on Form 10-K for the year ended June 30, 2004 for a detailed discussion of our critical accounting policies.

General

     The Trust realized 58% of its revenue from the sale of oil and 42% from the sale of natural gas during the six months ended December 31, 2004. Revenue includes estimated royalties of oil and natural gas produced but not paid.

     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.

Summary Review of Operating Results

     Net income for the six months ended December 31, 2004 decreased approximately 19% to $1.05 per unit as compared to $1.29 per unit for the comparable period in 2003. Oil production for the six months ended December 31, 2004 decreased approximately 12,000 barrels and natural gas production decreased approximately 152,000 mcf from the levels realized in the comparable period in 2003. For the six months ended December 31, 2004 the average price realized for a barrel of oil increased $13.76 over the price realized in the comparable period in 2003 and the average price realized for a thousand cubic feet (mcf) of natural gas increased $0.95 over the price realized in the comparable period in 2003.

     Distributions to unitholders amounted to $1.20 per unit for the six months ended December 31, 2004, a decrease of approximately 22% over the $1.54 distribution for the comparable period in 2003.

     The Trust must rely on public records for information regarding drilling operations. The public records available up to the date of this report indicate that 13 drilling and workover operations were conducted successfully during the six months ended December 31, 2004 on leases in which the Trust has an interest. There are approximately 380 wells subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.

     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
December 31, 2003(2)	18,090		151,139.69	.76
March 31, 2004(2)	7,049		68,638.31	.56
June 30, 2004	17,074		113,173.60	.53
September 30, 2004	11,762		100,176.55	.64
December 31, 2004	14,375		41,003.50	.56

(1)	Excludes the Trust’s equity interest in Tidelands.

(2)	Due to accelerated payments received from ChevronTexaco in December 2003 approximately 3,500 barrels of oil and 26,000 mcf of natural gas were realized in the quarter ended December 31, 2003 that would normally have been realized in the quarter ended March 31, 2004. As a result of this acceleration $0.13 net income per unit was realized in the quarter ended December 31, 2003 that would normally have been realized in the quarter ended March 31, 2004.

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

Results of Operations—Three Months Ended December 31, 2004 and 2003

     Net income decreased 28% to approximately $1,002,000 for the three months ended December 31, 2004, from approximately $1,386,000 realized for the comparable three months in 2003.

     The Trust’s revenue is dependent on the operations of the working interest owners of the leases burdened with the Trust’s overriding royalty interest. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. The Trust has experienced a steady decline in the volume of oil and natural gas produced from the wells subject to the Trust’s overriding royalty interest. In the current three month period oil production declined 21% and natural gas production declined 73% from the levels realized in the comparable three months a year ago. Production from existing wells is anticipated to continue to decrease in the future due to normal well depletion. The Trust has no input with the operators regarding future drilling operations which could impact the Trust’s future oil and natural gas production.

     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended December 31, 2004 increased 1% to approximately $603,000, from approximately $599,000 realized for the comparable three months in 2003. There was a 21% decrease in production and a 27% increase in the price realized.

     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 64% to approximately $265,000 from approximately $744,000 for the comparable three months in 2003. There was a 73% decrease in production and a 31% increase in the price realized.

     Income from the Trust’s equity in Tidelands increased approximately 64% for the three months ended December 31, 2004, as compared to the comparable three months of 2003. This increase is primarily due to commencement of production from a new well on West Cameron Block 165.

     Weather is a factor in the production of both oil and natural gas in the Gulf of Mexico. There was no reported damage by Hurricane Ivan to the production facilities on the Trust’s override properties, but there was significant damage to other facilities owned by ChevronTexaco. There was a decline in the number of wells drilled and worked over during the first six months of 2004. A significant factor in the 73% decline in natural gas production was a loss of production in a natural gas well on South Timbalier Block 177. The Trust does not expect this well will go back on stream in the future.

     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended December 31, 2004, and those realized in the comparable three months in 2003, excluding the Trust’s equity interest in Tidelands.

	Three Months Ended December 31,
	2004	2003
OIL
Barrels sold	14,375	18,090
Average price	$41.94	$33.09

NATURAL GAS
Mcf sold	41,003	151,139
Average price	$6.46	$4.92

Results of Operations—Six Months Ended December 31, 2004 and 2003

     Net income decreased 19% to approximately $2,099,000 for the six months ended December 31, 2004, from approximately $2,584,000 realized for the comparable six months in 2003.

     The Trust’s revenue is dependent on the operations of the working interest owners of the leases burdened with the Trust’s overriding royalty interest. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. The Trust has experienced a steady decline in the volume of oil and natural gas produced from the wells subject to the Trust’s overriding royalty interest. In the current six month period oil production declined 31% and natural gas production declined 52% from the levels realized in the comparable six months a year ago. Production from existing wells is anticipated to continue to decrease in the future due to normal well depletion. The Trust has no input with the operators regarding future drilling operations which could impact the Trust ‘s future oil and natural gas production.

     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the six months ended December 31, 2004 increased 1% to approximately $1,120,000, from approximately $1,106,000 realized for the comparable six months in 2003. There was a 31% decrease in production and a 47% increase in the price realized.

     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 42% to approximately $814,000 from approximately $1,411,000 for the comparable six months in 2003. There was a 52% decrease in production and a 20% increase in the price realized.

     Income from the Trust’s equity in Tidelands increased approximately 55% for the six months ended December 31, 2004, as compared to the comparable six months of 2003. This increase is primarily due to commencement of production from a new well on West Cameron Block 165.

     Weather is a factor in the production of both oil and natural gas in the Gulf of Mexico. There was no reported damage by Hurricane Ivan to the production facilities on the Trust’s override properties, but there was significant damage to other facilities owned by ChevronTexaco. There was a decline in the number of wells drilled and worked over during the first six months of 2004. A significant factor in the 52% decline in natural gas production was a loss of production in a natural gas well on South Timbalier Block 177. The Trust does not expect this well will go back on stream in the future.

     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the six months ended December 31, 2004, and those realized in the comparable six months in 2003, excluding the Trust’s equity interest in Tidelands.

	Six Months Ended December 31,
	2004	2003
OIL
Barrels sold	26,137	38,035
Average price	$42.85	$29.09

NATURAL GAS
Mcf sold	141,179	293,060
Average price	$5.76	$4.81

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

MARINE PETROLEUM TRUST
Bank of America, N.A., Trustee

February 14, 2005	By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President

February 14, 2005	By:	/s/ R. RAY BELL

R. Ray Bell
Principal Accounting Officer

Marine Petroleum Trust
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650