Form 10-Q
period 2005-03-31
MARINE PETROLEUM TRUST
filed 2005-05-13
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☐ No ☑.

Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of May 13, 2005, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2005 and June 30, 2004

(Unaudited)

	March 31,	June 30,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$1,422,090	$1,202,855
Oil and gas royalties receivable	403,320	965,995
Receivable from affiliate	179,262	70,419
State and federal taxes refundable	—	578
Interest receivable	4,301	2,134

Total current assets	$2,008,973	$2,241,981

Investment in U.S. Treasury and agency bonds	200,000	304,606
Investment in affiliate	480,797	367,210
Office equipment, at cost less accumulated depreciation	2,400	2,400
Producing oil and gas properties	7	7

	$2,692,177	$2,916,204

LIABILITIES AND TRUST EQUITY

Current Liabilities – Federal income taxes payable	$950	$—

Trust Equity:
Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	2,691,219	2,916,196

Total trust equity	2,691,227	2,916,204

	$2,692,177	$2,916,204

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME

For the Three Months and Nine Months Ended March 31, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Income:
Oil and gas royalties	$1,014,572	$609,111	$2,948,004	$3,126,373
Equity in earnings of affiliate	210,104	70,578	465,808	235,089
Interest income	8,200	3,896	18,396	20,186

	1,232,876	683,585	3,432,208	3,381,648

Expenses:
General and administrative	65,369	68,524	165,697	182,188

Income before Federal income taxes	1,167,507	615,061	3,266,511	3,199,460
Federal income taxes of subsidiary	950	—	950	475

Net income	1,166,557	615,061	3,265,561	3,198,985
Undistributed income at beginning of period	2,608,157	3,285,072	2,916,196	3,779,351

	3,774,714	3,900,133	6,181,757	6,978,336
Distributions to unitholders	(1,083,495)	(1,113,789)	(3,490,538)	(4,191,992)

Undistributed income at end of period	$2,691,219	$2,786,344	$2,691,219	$2,786,344

Net income per unit	$0.58	$0.31	$1.63	$1.60

Distributions per unit	$0.54	$0.56	$1.75	$2.10

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2005 and 2004

(Unaudited)

	Nine Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,265,561	$3,198,985

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in undistributed earnings of affiliate	(113,587)	34,259
Amortization of premium	4,606	9,521
Change in assets and liabilities:
Oil and gas royalties receivable	562,675	298,590
Receivable from affiliate	(108,843)	66,314
State and federal taxes refundable	578	—
Interest receivable	(2,167)	(3,655)
Accounts payable	950	475

Net cash provided by operating activities	3,609,773	3,604,489

Cash flows from investing activities—
Investment in U.S. agency bonds	—	(201,049)
Proceeds from sale of U.S. agency bonds	100,000	200,000

Net cash provided by (used in) investing activities	100,000	(1,049)

Cash flows from financing activities—distributions to unitholders	(3,490,538)	(4,191,992)

Net increase (decrease) in cash and cash equivalents	219,235	(588,552)

Cash and cash equivalents at beginning of period	1,202,855	1,334,059

Cash and cash equivalents at end of period	$1,422,090	$745,507

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005
(Unaudited)

Accounting Policies

     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and should be read in conjunction with the Trust’s annual report on Form 10-K for the fiscal year ended June 30, 2004. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be a period of 60-90 days later than the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron Corporation and the well head price for natural gas as reported by the Energy Information Agency, a division of the U.S. Department of Energy for the period under report.

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

Undistributed Income

     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as MPC’s Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004 the Board of Directors of MPC has declared quarterly dividends equal to 2% of overriding royalties collected each quarter. On March 31, 2005, undistributed income of the Trust and MPC amounted to $1,785,719 and $905,500, respectively.

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

     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the nine months ended March 31, 2005. Please see our annual report on Form 10-K for the year ended June 30, 2004 for a detailed discussion of our critical accounting policies.

General

     The Trust realized 55% of its revenue from the sale of oil and 45% from the sale of natural gas during the nine months ended March 31, 2005. Revenue includes estimated royalties of oil and natural gas produced but not paid.

     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.

Summary Review of Operating Results

     Net income for the nine months ended March 31, 2005 increased approximately 2% to $1.63 per unit as compared to $1.60 per unit for the comparable period in 2004. Oil production for the nine months ended March 31, 2005 decreased approximately 9,000 barrels and natural gas production decreased approximately 153,000 mcf from the levels realized in the comparable period in 2004. For the nine months ended March 31, 2005 the average price realized for a barrel of oil increased $15.13 over the price realized in the comparable period in 2004 and the average price realized for a thousand cubic feet (mcf) of natural gas increased $1.49 over the price realized in the comparable period in 2004.

     Distributions to unitholders amounted to $1.75 per unit for the nine months ended March 31, 2005, a decrease of approximately 17% over the $2.10 distribution for the comparable period in 2004.

     The Trust must rely on public records for information regarding drilling operations. The public records available up to the date of this report indicate that 25 drilling and workover operations were conducted successfully during the nine months ended March 31, 2005 on leases in which the Trust has an interest. There are approximately 380 wells subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.

     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
March 31, 2004(2)	7,049		68,638.31	.56
June 30, 2004	17,074		113,173.60	.53
September 30, 2004	11,762		100,176.55	.64
December 31, 2004	14,375		41,003.50	.56
March 31, 2005	9,633		67,482.58	.54

(1)	Excludes the Trust’s equity interest in Tidelands.

(2)	Due to accelerated payments received from Chevron Corporation in December 2003 approximately 3,500 barrels of oil and 26,000 mcf of natural gas were realized in the quarter ended December 31, 2003 that would normally have been realized in the quarter ended March 31, 2004. As a result of this acceleration $0.13 net income per unit was realized in the quarter ended December 31, 2003 that would normally have been realized in the quarter ended March 31, 2004.

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

     Important aspects of the Trust’s operations are conducted by third parties. Oil and natural gas companies that lease tracts subject to the Trust’s interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to the Trust. The Trust’s distributions are processed and paid by Mellon Investor Services LLC as the agent for the trustee of the Trust.

Results of Operations—Three Months Ended March 31, 2005 and 2004

     Net income increased 90% to approximately $1,200,000 for the three months ended March 31, 2005, from approximately $615,000 realized for the comparable three months in 2004.

     The Trust’s revenue is dependent on the operations of the working interest owners of the leases burdened with the Trust’s overriding royalty interest. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. The Trust has experienced a steady decline in the volume of oil and natural gas produced from the wells subject to the Trust’s overriding royalty interest. In the current three month period oil production increased 37% and natural gas production declined 2% from the levels realized in the comparable three months a year ago. Production from existing wells is anticipated to decrease in the future due to normal well depletion. The Trust has no input with the operators regarding future drilling operations which could impact the Trust’s future oil and natural gas production.

     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended March 31, 2005 increased 104% to approximately $490,000, from approximately $240,000 realized for the comparable three months in 2004. There was a 37% increase in production and a 49% increase in the price realized.

     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, increased 42% to approximately $525,000 from approximately $370,000 for the comparable three months in 2004. There was a 2% decrease in production and a 45% increase in the price realized.

     Due to accelerated payments received from Chevron Corporation in December 2003, approximately 3,500 barrels of oil and 26,000 mcf of natural gas were realized in the quarter ended December 31, 2003 that would normally have been realized in the quarter ended March 31, 2004. As a result of this acceleration, $0.13 net income per unit was realized in the quarter ended December 31, 2003 that would normally have been realized in the quarter ended March 31, 2004.

     Income from the Trust’s equity in Tidelands increased approximately 198% for the three months ended March 31, 2005, as compared to the comparable three months of 2004. This increase is primarily due to commencement of production from a new well on West Cameron Block 165.

     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended March 31, 2005, and those realized in the comparable three months in 2004, excluding the Trust’s equity interest in Tidelands.

	Three Months Ended March 31,
	2005	2004
OIL
Barrels sold	9,633	7,049
Average price	$50.85	$34.07

NATURAL GAS
Mcf sold	67,482	68,638
Average price	$7.78	$5.38

Results of Operations—Nine Months Ended March 31, 2005 and 2004

     Net income increased 2% to approximately $3,266,000 for the nine months ended March 31, 2005, from approximately $3,199,000 realized for the comparable nine months in 2004.

     The Trust’s revenue is dependent on the operations of the working interest owners of the leases burdened with the Trust’s overriding royalty interest. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. The Trust has experienced a steady decline in the volume of oil and natural gas produced from the wells subject to the Trust’s overriding royalty interest. In the current nine month period oil production declined 21% and natural gas production declined 42% from the levels realized in the comparable nine months a year ago. Production from existing wells is anticipated to continue to decrease in the future due to normal well depletion. The Trust has no input with the operators regarding future drilling operations which could impact the Trust’s future oil and natural gas production.

     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the nine months ended March 31, 2005 increased 20% to approximately $1,610,000, from approximately $1,347,000 realized for the comparable nine months in 2004. There was a 21% decrease in production and a 51% increase in the price realized.

     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 25% to approximately $1,338,000 from approximately $1,779,000 for the comparable nine months in 2004. There was a 42% decrease in production and a 30% increase in the price realized.

     Income from the Trust’s equity in Tidelands increased approximately 98% for the nine months ended March 31, 2005, as compared to the comparable nine months of 2004. This increase is primarily due to commencement of production from a new well on West Cameron Block 165.

     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the nine months ended March 31, 2005, and those realized in the comparable nine months in 2004, excluding the Trust’s equity interest in Tidelands.

	Nine Months Ended March 31,
	2005	2004
OIL
Barrels sold	35,770	45,084
Average price	$45.00	$29.87

NATURAL GAS
Mcf sold	208,661	361,698
Average price	$6.41	$4.92

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

\

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST Bank of America, N.A., Trustee

May 13, 2005	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

May 13, 2005	By:	/s/ R. RAY BELL
R. Ray Bell
Principal Accounting Officer

Marine Petroleum Trust
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650