Form 10-K
period 2005-06-30
MARINE PETROLEUM TRUST
filed 2005-09-27
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File No. 0-8565
Marine Petroleum Trust
(Exact name of registrant as specified in its charter)

Texas	75-6008017
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o The Corporate Trustee:
Bank of America, N.A.
P. O. Box 830241, Dallas, Texas	75283-0241
(Address of principal executive offices)	(Zip Code)
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
Yes ☑      No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☑
          Aggregate market value of Units of Beneficial Interest held by non-affiliates of the registrant at December 31, 2004: $44,197,499.
          Number of Units of Beneficial Interest outstanding as of September 27, 2005 — 2,000,000 Units.
Documents Incorporated by Reference:
None

ITEM 1. BUSINESS
     Organization. Marine Petroleum Trust (“Marine”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Marine is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between Marine’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests are now held by Chevron Corporation (“Chevron”), Elf Exploration, Inc. (“Elf”), and their assignees.
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

     Presently, the leases subject to Marine’s interests cover 255,884 gross acres (including Tidelands’ interest in 25,448 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination of a lease if the working interest owner fails to fully develop a lease once it is acquired.
     For the year ended June 30, 2005, approximately 54% of Marine’s royalty revenues were attributable to the sale of oil and approximately 46% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, ability of wells to produce due to depletion and by changes in the market price for oil and natural gas. The following table presents the percent of production from various companies which paid 90% of the royalties in each of the past three years.

	Years Ending June 30,
Company	2005	2004	2003
Chevron/Texaco	78%	72%	72%
Century Exploration Company	5%	6%	6%
Houston Exploration Company	3%	—	—
Kerr-McGee	2%	—	—
Devon Energy Production Company	2%	4%	4%
BP America Production Company	2%	7%	8%
Samedan Oil Corporation	—	1%	1%

	92%	90%	91%
In addition, Marine’s revenues from its equity interest in Tidelands accounted for approximately 14%, 6% and 8% of Marine’s revenue for the years ended June 30, 2005, 2004 and 2003, respectively. Tidelands has reported that royalty revenues from Baron Petroleum, Dunhill Resources, Inc, W & T Offshore and Devon Energy and Production Company accounted for a substantial portion of Tidelands’ royalty revenue for the years ended December 31, 2004, 2003 and 2002.
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
     All aspects of Marine’s operations are conducted by third parties. Oil and natural gas companies that lease tracts subject to Marine’s interests conduct the production and sale of oil and natural gas and the calculation of royalty payments to Marine. Marine’s distributions are processed and paid by Mellon Investor Services, LLC as the agent for the trustee of Marine.
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
     Marine did not file any reports during the fiscal year ended June 30, 2005, with any federal authority or agency with respect to oil and natural gas reserves.
     Due to the nature of Marine’s business, it does not have any delivery commitments.
     Production. Information regarding the net quantities of oil and natural gas produced with respect to Marine’s overriding royalty interests (excluding its equity interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Marine are based, is set forth in the following table:

	Year Ended June 30,
	2005	2004	2003
Net Quantities Sold
Oil (in barrels (“bbls”))	49,132	62,158	89,792
Natural Gas (in thousands cubic feet (“mcf”))	309,951	474,871	585,732

Average Price
Oil (per bbl)	$46.02	$31.32	$24.64
Natural Gas (per mcf)	$6.29	$4.98	$4.60
     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
     Productive Wells. Based on the latest public records reviewed by Marine, there were approximately 320 producing wells subject to Marine’s interests, some of which contained multiple completions. Approximately 130 wells were classified as oil wells and approximately 190 wells were classified as natural gas wells. Most of the wells produce both oil and natural gas. See “Difficulty in Obtaining Certain Data” below.

     Drilling Activity. Information concerning the results of operations on leases in which Marine had an interest (including its equity interest in Tidelands) for each of its last three fiscal years is set forth below:

	Year Ended June 30,
	2005	2004	2003
Development
Oil	20	19	16
Natural Gas	27	36	27
Dry	8	1	2

Totals	55	56	45

     Information regarding net wells or acres is not included since Marine does not own any working interests.
     Lease Acreage. Marine has an overriding royalty interest (including its equity interest in Tidelands) in 68 different oil and natural gas leases covering 255,884 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

	Primary
Leases Granted by(1):	Term(2)	Producing	Total
United States	2,500	247,854	250,354
State of Texas	—	640	640
State of Louisiana	—	4,890	4,890

	2,500	253,384	255,884

(1)	Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. There are 3,958 acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.

(2)	The primary term is five (5) years.
     Expired Leases. Three leases covering 11,272 acres were terminated or expired during the year ended June 30, 2005. Two of the leases were terminated by the owner and one expired at the end of the five year primary term.
     The royalties produced by two formerly producing leases amounted to less than $.01 per unit in the year ended June 30, 2004. The other lease expired by its terms since no wells were drilled during the five year primary term.
     The overriding royalty interest owned by Marine is a fractional interest out of total oil and natural gas sold, and is free and clear of all operating costs. The actual percentage interest in a lease attributable to Marine’s interest varies from lease to lease. The acreage weighted average percentage interest attributable to Marine’s interest in all of these leases is .58902%.
     Present Activities. As of June 30, 2005, public records indicate that 4 wells are either being drilled, re-drilled or worked over on tracts that Marine has an interest in. Public records indicate that operators have designated locations for 10 additional operations. There is no assurance that these wells will be drilled, and if they are drilled, that they will be successful.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters have been presented to the unitholders to be voted upon during the fiscal year ended June 30, 2005.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The units of beneficial interest in Marine trade on the Nasdaq SmallCap Market under the symbol “MARPS.” Distributions of cash are made to unitholders quarterly. The following table presents the range of high and low sales prices by quarter for the past two years. The per unit amount of cash distributed to unitholders for each of these quarters is also presented in the table.

	Sales Price		Distributions
Quarter Ending	High	Low	Per Unit
September 30, 2004	33.06	28.46	.645
December 31, 2004	31.98	27.00	.559
March 31, 2005	29.60	24.66	.542
June 30, 2005	31.90	22.00	.543

September 30, 2003	29.00	23.50	.778
December 31, 2003	32.49	27.20	.762
March 31, 2004	34.64	29.50	.557
June 30, 2004	31.99	26.45	.534
     Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On June 30, 2005, these outstanding units were held of record by 504 unitholders.
     Marine must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. As of June 30, 2005, the amount reserved equals approximately $25,000. Such distributions have been made since Marines’ inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.
     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to Marine on the determination date.

ITEM 6. SELECTED FINANCIAL DATA

	For Years Ended June 30,
	(In Thousands Except Per Unit Amounts)
	2005	2004	2003	2002	2001
Statement of Income and Undistributed Income Selected Data
Income:
Oil and natural gas royalties	$4,211	$4,312	$4,909	$4,772	$8,062
Equity in Tidelands	711	288	440	235	575
Interest	28	24	35	52	120

	$4,950	$4,623	$5,384	$5,059	$8,757

Expenses:
General and administrative	$207	$227	$218	$231	$241
Federal income taxes of subsidiary	3	—	7	(19)	34

	210	227	$225	$212	$275

Net income	$4,740	$4,396	$5,159	$4,847	$8,482

Distributions	$4,576	$5,259	$4,478	$5,065	$7,187

Per Unit (2,000,000 outstanding)
Net income	$2.37	$2.20	$2.58	$2.42	$4.24

Distributions	$2.29	$2.63	$2.24	$2.80	$3.59

Balance Sheet Selected Data
Total assets	$2,948	$2,916	$3,779	$3,098	$3,874

Trust equity	$2,948	$2,916	$3,779	$3,098	$3,856

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
     Summary Review. Marine’s net income for the year ended June 30, 2005 amounted to $4,739,610 or $2.37 per unit as compared to $4,396,316 or $2.20 per unit in fiscal 2004 and $5,158,676 or $2.58 per unit in fiscal 2003.

     These results also include income from Marine’s equity interest in Tidelands which amounted to $710,818 for fiscal 2005, $287,991 for fiscal 2004 and $439,698 for fiscal 2003. Income from Tidelands contributed approximately 14% of Marine’s royalty income for fiscal 2005 as compared to 6% and 8% of Marine’s income for fiscal 2004 and 2003, respectively.
     Marine’s administrative expenses decreased to approximately $207,000 in fiscal 2005 from approximately $227,000 spent in fiscal 2004. This decrease was substantially due to increased sharing of expense by Tidelands.
     Interest income increased to approximately $28,000 in fiscal 2004 from approximately $24,000 realized in fiscal 2004 due to a moderate increase in interest rates.
     The following table shows the number of wells drilled or worked over on leases in which Marine has an interest (including its equity interest in Tidelands) and the number of producing wells for the past three fiscal years.

	For the Years Ended June 30,
	2005	2004	2003
Drilled	55	56	45
Producing	320	390	381
     The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during the past three years excluding Marine’s equity interest in Tidelands.

	For Years Ended June 30,
	2005	2004	2003
Income from
Oil royalties	$2,260,902	$1,946,945	$2,212,252
Natural gas royalties	$1,949,859	$2,364,588	$2,696,761
Totals	$4,210,761	$4,311,533	$4,909,013

Net quantities sold
Oil (bbls)	49,132	62,158	89,792
Natural gas (mcf)	309,951	474,871	585,732

Average price
Oil	$46.02	$31.32	$24.64
Natural gas	$6.29	$4.98	$4.60
     Oil and Gas Royalties — 2005 and 2004. Revenue from oil royalties amounted to $2,260,902 in fiscal 2005, an increase of 16% over the $1,946,945 realized in fiscal 2004. The average price of a barrel of oil increased 47% to $46.02 and production decreased 21% to 49,132 barrels. Please refer to the table above.
     Revenue from natural gas royalties amounted to $1,949,859, a decrease of 18% over the $2,364,588 realized in fiscal 2004. The average price of a thousand cubic feet (mcf) of natural gas increased 26% to $6.29 and production decreased 35% to 309,951 mcf. Please refer to the table above.
     Oil and Gas Royalties — 2004 and 2003. Revenue from oil royalties amounted to $1,946,945 in fiscal 2004, a decrease of 12% over the $2,212,252 realized in fiscal 2003. The average price of a barrel of oil increased 27% to $31.32 and production decreased 31% to 62,158 barrels. Please refer to the table above.
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
     Weather. Tropical storms and hurricanes have occurred in the Gulf of Mexico each year for the past 3 years. These weather events cause damage to facilities and disruption of production. The hurricane season starts in June and ends in November. There were 3 hurricanes in the area in 2003 and 4 in 2004. So far in 2005 there have been 6 severe storms in the Gulf of Mexico. Katrina and Rita were the latest hurricanes to pass through the Gulf of Mexico. Katrina came ashore near New Orleans on August 29, 2005 and Rita came ashore near Beaumont, Texas on September 24, 2005. Katrina and Rita may have caused damage to production facilities on leases subject to Marine’s royalty interest. Marine does not know the extent of damage to offshore facilities and the possible loss of production caused by Katrina and Rita.
     The next record date for distribution of royalties is November 30, 2005. That distribution will include oil production for the months of August, September and October and natural gas production for the months of July, August and September. Marine does not know how many days production was shut in during this period.
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
     Due to the short length of time between receipts and disbursements, cash held by Marine is held in a non-interest bearing trust account.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          During fiscal 2005 and 2004, there have been no disagreements between Marine and its independent registered public accounting firm on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.
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
ITEM 9B. OTHER INFORMATION
          None.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          Marine is a trust created under the laws of the State of Texas. Marine’s Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A., serves as Trustee.
          R. Ray Bell may be considered a significant employee of Marine. Mr. Bell has been involved in the administration of Marine since its inception. He was the chief financial officer of Marine’s predecessor and is 78 years old. Since July 1, 1977, he has served as an officer and director of MPC, and will continue to serve in such capacities until the next meeting of directors and shareholders, respectively, of MPC or until his successors are elected and qualified.

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
ITEM 11. EXECUTIVE COMPENSATION
          During the fiscal year ended June 30, 2005, Marine paid or accrued fees of $36,564 to Bank of America, N.A., as Trustee. These fees are paid in accordance with the terms of the Indenture, as amended, governing Marine.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
          The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of September 27, 2005:

	Amount and Nature of
Name and Address	Beneficial Ownership	Percent of Class
Robert H. Paslay	202,949 units	10.1%
1007 Gasserway Circle
Brentwood, TN 37027

Patricia Martin	174,529 units	8.7%
2520 Whispering Oaks Lane
Delray Beach, FL 33445
          There are no executive officers or directors of Marine. Bank of America, N.A. does not beneficially own any units of beneficial interest.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          During the fiscal year ended June 30, 2005, there were no material transactions or series of similar transactions, or any currently proposed transactions or series of similar transactions, to which Marine was or is to be a party, in which the amount involved exceeds $60,000, and in which any executive officer or any security holder who is known by Marine, or any member of the immediate family of any of the foregoing persons, has an interest.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Fees for services performed by KPMG LLP for the years ended June 30, 2005 and 2004 are:

	2005	2004
Audit Fees	32,250	$30,000
Audit-related Fees	—	—
Tax Fees	—	—
Other	—	—
          As referenced in Item 10 above, Marine has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          (a) Financial Statements — see “Financial Statements and Supplementary Data” above.
          The consolidated financial statements, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, as contained in the Form 10-K of Tidelands Royalty Trust “B” for its fiscal year ended December 31, 2004 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.
          (b) Exhibits:
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee
Marine Petroleum Trust:
          We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary as of June 30, 2005 and 2004 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 2005. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Dallas, Texas
September 19, 2005

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2005 and 2004

	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$1,171,006	$1,202,855
Oil and gas royalties receivable	970,334	965,995
Receivables from affiliate	205,500	70,419
State and federal taxes refundable	—	578
Interest receivable	1,426	2,134

Total current assets	2,348,266	2,241,981

Investment in U.S. Treasury and agency bonds	200,000	304,606
Investment in affiliate	530,349	367,210
Office equipment, at cost less accumulated depreciation	2,400	2,400
Producing oil and gas properties	7	7

	$3,081,022	$2,916,204

LIABILITIES AND TRUST EQUITY

Current liabilities — Federal income taxes payable	1,000	—
Trust equity
Corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	3,080,014	2,916,196

Total trust equity	3,080,022	2,916,204

	$3,081,022	$2,916,204

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
Three Years Ended June 30, 2005

	2005	2004	2003
Income:
Oil and gas royalties	$4,210,761	$4,311,533	$4,909,013
Equity in earnings of affiliate	710,818	287,991	439,698
Interest income	28,201	23,646	34,918

	4,949,780	4,623,170	5,383,629
Expenses:
General and administrative	207,170	226,854	217,953

Income before Federal income taxes	4,742,610	4,396,316	5,165,676
Federal income taxes of subsidiary	3,000	—	7,000

Net income	4,739,610	4,396,316	5,158,676
Undistributed income at beginning of year	2,916,196	3,779,351	3,098,183

	7,655,806	8,175,667	8,256,859
Distributions to unitholders	4,575,792	5,259,471	4,477,508

Undistributed income at end of year	$3,080,014	$2,916,196	$3,779,351

Net income per unit	$2.37	$2.20	$2.58

Distributions per unit	$2.29	$2.63	$2.24

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended June 30, 2005

	2005	2004	2003
Cash flows from operating activities:
Net income	$4,739,610	$4,396,316	$5,158,676
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of affiliate	(163,139)	51,656	(70,838)
Amortization of premium	4,606	12,104	13,517
Change in assets and liabilities:
Oil and gas royalties receivable	(4,339)	203,490	(143,344)
Receivables from affiliate	(135,081)	62,778	(78,488)
State & federal taxes refundable	578	(578)	15,930
Interest receivable	708	3,550	(1,444)
Income taxes payable	1,000	—	—

Net cash provided by operating activities	4,443,943	4,729,316	4,894,009

Cash flows from investing activities —
Investment in U.S. Treasury and agency bonds	—	(201,049)	(203,385)
Proceeds from sale of U.S. agency bonds	100,000	600,000	200,000

Net cash provided by (used in) investing activities	100,000	398,951	(3,385)

Cash flows used in financing activities — distributions to unitholders	(4,575,792)	(5,259,471)	(4,477,508)

Net increase (decrease) in cash and cash equivalents	(31,849)	(131,204)	413,116
Cash and cash equivalents at beginning of period	1,202,855	1,334,059	920,943

Cash and cash equivalents at end of period	$1,171,006	$1,202,855	$1,334,059

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended June 30, 2005
(1) Summary of Significant Accounting Policies
     (a) General
          The Marine Petroleum Trust (“Marine”) was established on June 1, 1956 with the transfer of property to Marine consisting of certain contract rights, units of beneficial interest and common stock in exchange for units of beneficial interest in Marine. The contract rights entitled Marine to receive a .0075 overriding royalty interest in oil, natural gas and other mineral leasehold interests acquired by Gulf Oil Corporation, now Chevron U.S.A., Inc. (“Chevron”), a subsidiary of Chevron Corporation, in certain areas of the Gulf of Mexico prior to January 1, 1980.
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
     (d) Undistributed Income
          Marine’s indenture agreement provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day. Undistributed income includes $910,880 and $932,472 applicable to MPC at June 30, 2005 and 2004, respectively.
     (e) Federal Income Taxes
          No provision has been made for Federal income taxes on Marine’s income since such taxes are the liability of the unitholders.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2005
          Income Taxes
          Federal income taxes have been provided on the income of MPC, excluding the 98% net profits interest to be distributed to Marine and deducting statutory depletion. MPC uses the cash method of reporting for federal income taxes.
          At June 30, 2005 and 2004, deferred tax assets and liabilities were as follows:

	June 30, 2005	June 30, 2004
Deferred tax assets
Net operating loss carryforward	$800	$4,000
Deferred tax liabilities
Income not yet recognized for income taxes	(800)	(4,000)

Net deferred tax liability	$—	$—

          MPC had a net operating loss carryforward of approximately $5,000 at June 30, 2005, which does not expire until 2025.
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
          Marine and MPC had cash equivalents and investments in U.S. Treasury and agency bonds of $1,371,006 and $1,507,461 at June 30, 2005 and 2004, respectively, which consisted of money market accounts, U.S. Treasury and agency bonds, and money market mutual funds. For purposes of the statements of cash flows, Marine considers all investments with initial maturities of three months or less to be cash equivalents.
     (g) Statements of Cash Flows
          MPC made a Federal income tax payment of $2,000 in the year ended June 30, 2005 and no payments in 2004 and 2003.
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
Three Years Ended June 30, 2005
     (i) Use of Estimates
          Management of Marine and MPC has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
     (j) Income Per Unit
          Income per unit is calculated by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.
     (k) Significant Royalty Sources
     Royalty revenue received by Marine from producers is summarized as follows:

	2005	2004	2003
Chevron/Texaco	78%	72%	72%
BP America Production Company	2%	7%	8%
Century Exploration Company	5%	6%	6%
Houston Exploration Company	3%	—	—
Devon Energy Production Company	2%	4%	4%
Others	10%	11%	10%

	100%	100%	100%

(2) Investment in and Receivables from Affiliate — Tidelands Royalty Trust “B”
          At June 30, 2005 and 2004, Marine owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by Marine had a quoted market value of $6,514,070 and $3,618,928 at June 30, 2005 and 2004, respectively.
          Marine and Tidelands share certain common costs which are allocated based on their respective net revenues.
          The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 2005 and 2004.

	2005	2004
Balance at beginning of year	$367,210	$418,866
Equity in earnings of affiliate	710,818	287,991
Distribution of earnings	(547,679)	(339,647)

Balance at end of year	$530,349	$367,210

          At June 30, 2005 and 2004, receivables from affiliate includes $195,458 and $70,419, respectively, of income distributable to Marine as a Tidelands unitholder.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2005
          The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands.
BALANCE SHEETS
Assets

	June 30,
	2005	2004
Cash and cash equivalents	$1,593,764	$888,617
Oil and gas royalties receivable	444,358	147,826
Other	201,366	307,212

	$2,239,488	$1,343,655

Liabilities and Trust Equity

	2005	2004
Liabilities (including $598,638 and $215,056 payable to unitholders in 2005 and 2004, respectively)	$614,116	$218,258
Corpus	2	2
Undistributed income	1,625,370	1,125,395

	$2,239,488	$1,343,655

Statements of Income

	Year ended June 30,
	2005	2004	2003
Income	$2,311,598	$996,249	$1,507,043
Expenses	128,962	109,007	159,391

Income before Federal income taxes	2,182,636	887,242	1,347,652
Federal income taxes of Tidelands’ subsidiary	13,601	4,630	100

Net income	$2,169,035	$882,612	$1,347,552

          Tidelands is a registrant with the Securities and Exchange Commission and has filed a Form 10-K as of December 31, 2004.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2005
(3) Summary of Quarterly Financial Data (Unaudited)
          The following quarterly financial information for fiscal year 2005 and 2004 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim period have been included.

	Oil and gas		Net	Net income
	royalties	Expenses	income	per unit
Quarter ended:
September 30, 2004	$1,065,738	50,757	1,097,267	.55
December 31, 2004	867,694	49,571	1,001,737	.50
March 31, 2005	1,014,572	65,369	1,166,557	.58
June 30, 2005	1,262,757	41,473	1,474,049	.74

	$4,210,761	207,170	4,739,610	2.37

Quarter ended:
September 30, 2003	$1,175,076	41,664	1,197,622	.60
December 31, 2003	1,342,186	72,000	1,386,302	.69
March 31, 2004	609,111	68,524	615,061	.31
June 30, 2004	1,185,160	44,666	1,197,331	.60

	$4,311,533	226,854	4,396,316	2.20

(4) Supplemental Information Relating to Oil and Gas Reserves (Unaudited)
          Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas produced for its royalty interests and Marine’s equity in oil and natural gas produced for Tidelands’ royalty interests were as follows:

	2005	2004	2003
Marine:
Oil (barrels)	49,132	62,158	89,792

Gas (mcf)	309,951	474,871	585,732

Tidelands:
Oil (barrels)	2,627	2,524	2,892

Gas (mcf)	94,703	38,415	84,726

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST (Registrant)

	By:	BANK OF AMERICA, N.A.
in its capacity as trustee of Marine
Petroleum Trust and not in its
individual capacity or otherwise

Date: September 27, 2005		By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BANK OF AMERICA, N.A.
in its capacity as trustee of Marine Petroleum
Trust and not in its individual capacity or otherwise

Dated: September 27, 2005	By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President

Dated: September 27, 2005	By:	/s/ R. RAY BELL

R. Ray Bell
Principal Accounting Officer