Form 10-Q
period 2005-09-30
MARINE PETROLEUM TRUST
filed 2005-11-14
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                      to                      .
Commission file number 000-08565
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
Yes ☑      No☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No☑
Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of November 14, 2005, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2005 and June 30, 2005
(Unaudited)
ASSETS

	September 30,	June 30,
	2005	2005
Current Assets:
Cash and cash equivalents	$1,295,002	$1,171,006
Oil and gas royalties receivable	614,440	970,334
Receivable from affiliate	267,629	205,500
Interest receivable	4,324	1,426

Total current assets	$2,181,395	$2,348,266

Investment in U.S. Treasury and agency bonds	200,000	200,000
Investment in affiliate	527,458	530,349
Office equipment, at cost less accumulated depreciation	2,400	2,400
Producing oil and gas properties	7	7

	$2,911,260	$3,081,022

LIABILITIES AND TRUST EQUITY

Current Liabilities — Federal income taxes payable	$1,800	$1,000
Trust Equity:
Corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	2,909,452	3,080,014

Total trust equity	2,909,460	3,080,022

	$2,911,260	$3,081,022

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME
For the Three Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Income:
Oil and gas royalties	$831,535	$1,065,738
Equity in earnings of affiliate	254,451	77,478
Interest income	11,990	4,808

	1,097,976	1,148,024

Expenses:
General and administrative	49,914	50,757

Income before Federal income taxes	1,048,062	1,097,267
Federal income taxes of subsidiary	800	—

Net income	1,047,262	1,097,267
Undistributed income at beginning of period	3,080,014	2,916,196

	4,127,276	4,013,463
Distributions to unitholders	(1,217,824)	(1,289,803)

Undistributed income at end of period	$2,909,452	$2,723,660

Net income per unit	$0.52	$0.55

Distributions per unit	$0.61	$0.64

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$1,047,262	$1,097,267

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in undistributed earnings of affiliate	2,891	(2,597)
Amortization of premium	—	2,316
Change in assets and liabilities:
Oil and gas royalties receivable	355,894	103,882
Receivable from affiliate	(62,129)	(8,916)
State and federal taxes refundable	—	578
Interest receivable	(2,898)	(4,379)
Accounts payable	800	77

Net cash provided by operating activities	1,341,820	1,188,228

Cash flows from financing activities—distributions to unitholders	(1,217,824)	(1,289,803)

Net increase (decrease) in cash and cash equivalents	123,996	(101,575)

Cash and cash equivalents at beginning of period	1,171,006	1,202,855

Cash and cash equivalents at end of period	$1,295,002	$1,101,280

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and should be read in conjunction with the Trust’s annual report on Form 10-K for the fiscal year ended June 30, 2005. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.
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
Undistributed Income
     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as MPC’s Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004 the Board of Directors of MPC has declared quarterly dividends equal to 2% of overriding royalties collected each quarter. On September 30, 2005, undistributed income of the Trust and MPC amounted to $2,001,250 and $908,202, respectively.

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
     The Trust holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from 62 leases covering 230,436 gross acres located in the Gulf of Mexico. The Trust’s overriding royalty interest applies only to existing leases and does not apply to new leases. The Trust also owns a 32.6% equity interest in Tidelands. Tidelands has an overriding royalty interest in six leases covering 25,448 gross acres located in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.
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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended September 30, 2005. Please see our annual report on Form 10-K for the year ended June 30, 2005 for a detailed discussion of our critical accounting policies.

General
     The Trust realized 56% of its revenue from the sale of oil and 44% from the sale of natural gas during the three months ended September 30, 2005. Revenue includes estimated royalties of oil and natural gas produced but not paid.
     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.
     Impact of Recent Hurricanes in Gulf of Mexico. Based on limited information from some of the operators of wells in which the Trust has an overriding royalty interest, at least ten (10) platforms subject to The Trust’s interest were lost as a result of Hurricane Katrina. These platforms represented 34 wells that produced (based on the Trust’s latest production data) approximately 86 mcf of natural gas per day and 15 barrels of oil per day, which represents 10% of the Trust’s natural gas production and 11% of the Trust’s oil production based on the Trust’s average daily production for the year ended June 30, 2005. The Trust currently believes that the reserves subject to some of these wells may not be recoverable in the future. However, the complete impact of Hurricane Katrina on the Trust’s reserves, production and revenues has not been completely determined. Due to the impact of the hurricanes, the Trust did not accure any revenues for the month of September 2005.
     The Trust has also been advised by certain operators that various other wells subject to the Trust’s overriding royalty interest were shut-in in anticipation of Hurricane Katrina and Hurricane Rita. The Trust does not yet know if these wells are back online or the impact that these shut-ins will have on the Trust’s future production from these wells. Furthermore, production may be slow in coming back online due to damage to pipelines, barge terminals and other onshore support facilities.
     In addition, the Trust owns a 32.6% equity interest in Tidelands Royalty Trust “B” (Tidelands), a separate Texas trust that was also impacted by the recent hurricane activity in the Gulf of Mexico. For more information on the impact of the recent hurricanes on the properties subject to Tidelands’ interests, please see the Form 8-K filed by Tidelands on October 21, 2005 and the Form 10-Q filed by Tidelands for the quarter ended September 30, 2005 as well as Tidelands’ future public filings.
     The Trust cannot project either net income or distributable net income in the future. However, unitholders should expect to receive a reduction in cash distributions during 2006.
Summary Review of Operating Results
     Net income for the three months ended September 30, 2005 decreased approximately 5% to $0.52 per unit as compared to $0.55 per unit for the comparable period in 2004. Oil production for the three months ended September 30, 2005 decreased approximately 4,000 barrels and natural gas production decreased approximately 48,000 mcf from the levels realized in the comparable period in 2004. For the three months ended September 30, 2005, the average price realized for a barrel of oil increased $15.32 over the price realized in the comparable period in 2004 and the average price realized for a thousand cubic feet (mcf) of natural gas increased $1.59 over the price realized in the comparable period in 2004.
     Distributions to unitholders amounted to $0.61 per unit for the three months ended September 30, 2005, a decrease of approximately 5% from the $0.64 distribution for the comparable period in 2004.
     The Trust relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were two wells completed during the three months ended September 30, 2005 on leases in which the Trust has an interest. Public records also indicate that there were five wells in the process of being drilled and ten permits for wells to be drilled in the future. Based on the latest public records reviewed by the Trust, there are approximately 320 wells subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.

     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
September 30, 2004	11,762	100,176	.55	.64
December 31, 2004	14,375	41,003	.50	.56
March 31, 2005	9,633	67,482	.58	.54
June 30, 2005	13,362	101,290	.74	.54
September 30, 2005	7,787	52,298	.52	.61

(1)	Excludes the Trust’s equity interest in Tidelands.
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
Results of Operations—Three Months Ended September 30, 2005 and 2004
     Net income decreased 5% to approximately $1,047,000 for the three months ended September 30, 2005, from approximately $1,097,000 realized for the comparable three months in 2004.
     Operations in the Gulf of Mexico during the current quarter were severely affected by two hurricanes. Katrina made landfall near New Orleans on August 29, 2005 and Rita made landfall near Port Arthur on September 24, 2005. Because of these storms, wells were shut-in for several days before the storms hit land and remained shut-in for several days after the storms passed. Based on the most recent information available to the Trust, income for the quarter ended September 30, 2005 was estimated to be reduced by approximately 30% due to these hurricanes.
     The Trust’s revenue is dependent on the operations of the working interest owners of the leases burdened with the Trust’s overriding royalty interest. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. The Trust has experienced a steady decline in the volume of oil and natural gas produced from the wells subject to the Trust’s overriding royalty interest. In the current three month period oil production decreased 34% and natural gas production declined 48% from the levels realized in the comparable three months a year ago. Production from existing wells is anticipated to decrease in the future due to normal well depletion. The Trust has no input with the operators regarding future drilling operations which could impact the Trust’s future oil and natural gas production.

     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended September 30, 2005 decreased 11% to approximately $462,000, from approximately $517,000 realized for the comparable three months in 2004. There was a 34% decrease in production and a 35% increase in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 33% to approximately $370,000 from approximately $549,000 for the comparable three months in 2004. There was a 48% decrease in production and a 29% increase in the price realized.
     Income from the Trust’s equity in Tidelands increased approximately 228% for the three months ended September 30, 2005, as compared to the comparable three months of 2004. This increase is primarily due to commencement of production from new wells on West Cameron Block 165.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended September 30, 2005, and those realized in the comparable three months in 2004, excluding the Trust’s equity interest in Tidelands.

	Three Months Ended September 30,
	2005	2004
OIL
Barrels sold	7,787	11,762
Average price	$59.27	$43.95

NATURAL GAS
Mcf sold	52,298	100,176
Average price	$7.07	$5.48
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

MARINE PETROLEUM TRUST Bank of America, N.A., Trustee
November 14, 2005	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

November 14, 2005	By:	/s/ R. RAY BELL
R. Ray Bell
Principal Accounting Officer

Marine Petroleum Trust
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650