Form 10-Q
period 2005-12-31
MARINE PETROLEUM TRUST
filed 2006-02-14
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of February 14, 2006, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2005 and June 30, 2005
(Unaudited)

	December 31,	June 30,
	2005	2005

ASSETS

Current Assets:
Cash and cash equivalents	$1,228,994	$1,171,006
Oil and gas royalties receivable	224,316	970,334
Receivable from affiliate	253,326	205,500
Interest receivable	—	1,426

Total current assets	$1,706,636	$2,348,266

Investment in U.S. Treasury and agency bonds	—	200,000
Investment in affiliate	338,415	530,349
Office equipment, at cost less accumulated depreciation	1,832	2,400
Producing oil and gas properties	7	7

	$2,046,890	$3,081,022

LIABILITIES AND TRUST EQUITY

Current Liabilities — Federal income taxes payable	$1,200	$1,000

Trust Equity:
Corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	2045,682	3,080,014

Total trust equity	2,045,690	3,080,022

	$2,046,890	$3,081,022

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME
For the Three Months and Six Months Ended December 31, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Income:
Oil and gas royalties	$695,164	$867,694	$1,526,699	$1,933,432
Equity in earnings of affiliate	55,589	178,226	310,040	255,704
Interest income	14,408	5,388	26,398	10,196

	765,161	1,051,308	1,863,137	2,199,332
Expenses:
General and administrative	48,305	49,571	98,219	100,328

Income before Federal income taxes	716,856	1,001,737	1,764,918	2,099,004
Federal income taxes of subsidiary	2,400	—	3,200	—

Net income	714,456	1,001,737	1,761,718	2,099,004
Undistributed income at beginning of year.	2,909,452	2,723,660	3,080,014	2,916,196

	3,623,908	3,725,397	4,841,732	5,015,200
Distributions to unitholders.	1,578,226	1,117,240	2,796,050	2,407,043

Undistributed income at end of year	$2,045,682	$2,608,157	$2,045,682	$2,608,157

Net income per unit	$0.36	$0.50	$0.88	$1.05

Distributions per unit	$0.79	$0.56	$1.40	$1.20

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2005 and 2004
(Unaudited)

	Six Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,761,718	$2,099,004

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	568	—
Equity in undistributed earnings of affiliate	191,934	(75,104)
Amortization of premium	—	4,606
Change in assets and liabilities:
Oil and gas royalties receivable	746,018	242,522
Receivable from affiliate	(47,826)	(53,278)
State and federal taxes refundable	—	578
Interest receivable	1,426	669
Accounts payable	200	—

Net cash provided by operating activities	2,654,038	2,218,997

Cash flows from investing activities—proceeds from U.S. Agency Bonds	200,000	100,000

Cash flows from financing activities—distributions to unitholders	(2,796,050)	(2,407,043)

Net increase (decrease) in cash and cash equivalents	57,988	(88,046)

Cash and cash equivalents at beginning of period	1,171,006	1,202,855

Cash and cash equivalents at end of period	$1,228,994	$1,114,809

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and should be read in conjunction with the Trust’s annual report on Form 10-K for the fiscal year ended June 30, 2005. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.
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
     Based on information that the Trust has received from some operators and from reports of the Minerals Management Service, 21 wells (7% of total wells) on leases that the Trust receives royalties from were located on 14 platforms that were destroyed by hurricane Katrina. The areas most severely impacted were South Timbalier, Grand Isle and West Delta. Due to loss of pipeline facilities production from wells that were not lost in the hurricane have been shut in since September and in some cases will not be producing until the second half of calendar 2006.
     Operators report that the recovery will be slow due to the limited number of service suppliers and drilling rigs. The operators have to get on a waiting list for dive boats, supply boats, well work over rigs and drilling rigs.
     Based on estimates from the operators that the Trust has been able to contact, income and distributions for the first half of 2006 are expected to be significantly reduced from levels realized in the last two quarters.
     The Trust relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were eight wells completed during the six months ended December 31, 2005 on leases in which the Trust has an interest. Public records also indicate that there were six wells in the process of being drilled and twelve permits for wells to be drilled in the future.
     Based on the latest public records reviewed by the Trust, there are approximately 270 wells (after eliminating the 21 wells lost due to the hurricanes) subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.
     The Trust owns a 32.6% equity interest in Tidelands Royalty Trust “B” (Tidelands), a separate Texas trust that was also impacted by the recent hurricane activity in the Gulf of Mexico. For more information on the impact of the recent hurricanes on the properties subject to Tidelands’ interests, please see the Form 8-K filed by Tidelands on January 21, 2006 and the Form 10-Q filed by Tidelands for the quarter ended September 30, 2005 as well as Tidelands’ future public filings.
     The Trust cannot project either net income or distributable net income in the future. However, unitholders should expect to receive a reduction in cash distributions during 2006.
Undistributed Income
     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as MPC’s Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004 the Board of Directors of MPC has declared quarterly dividends equal to 2% of overriding royalties collected each quarter. On December 31, 2005, undistributed income of the Trust and MPC amounted to $1,150,494 and $895,188, respectively.

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
     The Trust holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from 60 leases covering 220,136 gross acres located in the Gulf of Mexico. The Trust’s overriding royalty interest applies only to existing leases and does not apply to new leases. The Trust also owns a 32.6% equity interest in Tidelands. Tidelands has an overriding royalty interest in six leases covering 25,448 gross acres located in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.
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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the six months ended December 31, 2005. Please see our annual report on Form 10-K for the year ended June 30, 2005 for a detailed discussion of our critical accounting policies.

General
     The Trust realized 55% of its revenue from the sale of oil and 45% from the sale of natural gas during the six months ended December 31, 2005. Revenue includes estimated royalties of oil and natural gas produced but not paid.
     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.
     Current operations and hurricane damage.
     Based on information that the Trust has received from some operators and from reports of the Minerals Management Service, 21 wells (7% of total wells) on leases that the Trust receives royalties from were located on 14 platforms that were destroyed by hurricane Katrina. The areas most severely impacted were South Timbalier, Grand Isle and West Delta. Due to loss of pipeline facilities production from wells that were not lost in the hurricane have been shut in since September and in some cases will not be producing until the second half of calendar 2006.
     Operators report that the recovery will be slow due to the limited number of service suppliers and drilling rigs. The operators have to get on a waiting list for dive boats, supply boats, well work over rigs and drilling rigs.
     Based on estimates from the operators that the Trust has been able to contact, income and distributions for the first half of 2006 are expected to be significantly reduced from levels realized in the last two quarters.
     The Trust relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were eight wells completed during the six months ended December 31, 2005 on leases in which the Trust has an interest. Public records also indicate that there were six wells in the process of being drilled and twelve permits for wells to be drilled in the future.
     Based on the latest public records reviewed by the Trust, there are approximately 270 wells (after eliminating the 21 wells lost due to the hurricanes) subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.
     The Trust owns a 32.6% equity interest in Tidelands Royalty Trust “B” (Tidelands), a separate Texas trust that was also impacted by the recent hurricane activity in the Gulf of Mexico. For more information on the impact of the recent hurricanes on the properties subject to Tidelands’ interests, please see the Form 8-K filed by Tidelands on January 21, 2006 and the Form 10-Q filed by Tidelands for the quarter ended September 30, 2005 as well as Tidelands’ future public filings.
     The Trust cannot project either net income or distributable net income in the future. However, unitholders should expect to receive a reduction in cash distributions during 2006.
Summary Review of Operating Results
     Net income for the six months ended December 31, 2005 decreased approximately 16% to $0.88 per unit as compared to $1.05 per unit for the comparable period in 2004. Oil production for the six months ended December 31, 2005 decreased approximately 12,000 barrels and natural gas production decreased approximately 56,000 mcf from the levels realized in the comparable period in 2004. For the six months ended December 31, 2005, the average price realized for a barrel of oil increased $16.01 over the price realized in the comparable period in 2004 and the average price realized for a thousand cubic feet (mcf) of natural gas increased $2.42 over the price realized in the comparable period in 2004.
     Distributions to unitholders amounted to $1.40 per unit for the six months ended December 31, 2005, an increase of approximately 17% from the $1.20 distribution for the comparable period in 2004.

     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
December 31, 2004	14,375	41,003.50		.56
March 31, 2005	9,633	67,482.58		.54
June 30, 2005	13,362	101,290.74		.54
September 30, 2005	7,787	52,298.52		.61
December 31, 2005	6,363	32,537.36		.79

(1)	Excludes the Trust’s equity interest in Tidelands.
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
Results of Operations—Three Months Ended December 31, 2005 and 2004
     Net income decreased 29% to approximately $714,000 for the three months ended December 31, 2005, from approximately $1,002,000 realized for the comparable three months in 2004.
     Operations in the Gulf of Mexico during the current quarter were severely affected by two hurricanes. Katrina made landfall near New Orleans on August 29, 2005 and Rita made landfall near Port Arthur on September 24, 2005. Because of these storms, a number of fields have been shut in for most of the current quarter.
     The Trust’s revenue is dependent on the operations of the working interest owners of the leases burdened with the Trust’s overriding royalty interest. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. The Trust has experienced a steady decline in the volume of oil and natural gas produced from the wells subject to the Trust’s overriding royalty interest. In the current three month period oil production decreased 56% and natural gas production declined 21% from the levels realized in the comparable three months a year ago. Production from existing wells is anticipated to decrease in the future due to normal well depletion. The Trust has no input with the operators regarding future drilling operations which could impact the Trust’s future oil and natural gas production.

     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended December 31, 2005 decreased 38% to approximately $371,000, from approximately $603,000 realized for the comparable three months in 2004. There was a 56% decrease in production and a 39% increase in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, increased 23% to approximately $324,000 from approximately $265,000 for the comparable three months in 2004. There was a 21% decrease in production and a 54% increase in the price realized.
     Income from the Trust’s equity in Tidelands decreased approximately 69% for the three months ended December 31, 2005 as compared to the comparable three months of 2004. The wells on West Cameron Block 165 were shut-in during the current quarter due to hurricane damage to the pipeline transporting the natural gas from this field. The wells on the Sabine Pass Block 13 Field were shut in during the month of October.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended December 31, 2005, and those realized in the comparable three months in 2004, excluding the Trust’s equity interest in Tidelands.

	Three Months Ended December 31,
	2005	2004
OIL
Barrels sold	6,363	14,375
Average price	$58.36	$41.94

NATURAL GAS
Mcf sold	32,537	41,003
Average price	$9.95	$6.46
Results of Operations—Six Months Ended December 31, 2005 and 2004
     Net income decreased 16% to approximately $1,762,000 for the six months ended December 31, 2005, from approximately $2,099,000 realized for the comparable three months in 2004.
     Operations in the Gulf of Mexico during the current quarter were severely affected by two hurricanes. Katrina made landfall near New Orleans on August 29, 2005 and Rita made landfall near Port Arthur on September 24, 2005. Production from a large number of wells on leases in the South Timbalier, Grand Isle and West Delta Area was shut-in during the current quarter due to either loss of the platforms or loss of the pipeline facilities delivering the oil and natural gas. It is expected that this condition will continue into the third and fourth quarters of the current fiscal year.
     The Trust’s revenue is dependent on the operations of the working interest owners of the leases burdened with the Trust’s overriding royalty interest. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. The Trust has experienced a steady decline in the volume of oil and natural gas produced from the wells subject to the Trust’s overriding royalty interest. In the current six month period oil production decreased 46% and natural gas production declined 40% from the levels realized in the comparable six months a year ago. Production from existing wells is anticipated to decrease in the future due to normal well depletion. The Trust has no input with the operators regarding future drilling operations which could impact the Trust’s future oil and natural gas production.
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the six months ended December 31, 2005 decreased 26% to approximately $834,000, from approximately $1,120,000 realized for the comparable six months in 2004. There was a 46% decrease in production and a 37% increase in the price realized.

     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 15% to approximately $694,000 from approximately $814,000 for the comparable six months in 2004. There was a 40% decrease in production and a 42% increase in the price realized.
     Income from the Trust’s equity in Tidelands increased approximately 21% for the six months ended December 31, 2005, as compared to the comparable six months of 2004. During the first quarter of this fiscal year we experienced an increase in income from Tidelands and it was primarily due to the commencement of production from a new well on West Cameron Block 165. The results of the second quarter of the current fiscal year were impacted by the damages caused by hurricane Rita resulting in the wells being shut in for the quarter.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the six months ended December 31, 2005, and those realized in the comparable six months in 2004, excluding the Trust’s equity interest in Tidelands.

	Six Months Ended December 31,
	2005	2004
OIL
Barrels sold	14,150	26,137
Average price	$58.86	$42.85

NATURAL GAS
Mcf sold	84,835	141,179
Average price	$8.18	$5.76
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

MARINE PETROLEUM TRUST Bank of America, N.A., Trustee
February 14, 2006	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

February 14, 2006	By:	/s/ R. RAY BELL
R. Ray Bell
Principal Accounting Officer

Marine Petroleum Trust
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650