Form 10-Q
period 2006-03-31
MARINE PETROLEUM TRUST
filed 2006-05-12
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                      to                      .
Commission file number 000-08565
Marine Petroleum Trust
(Exact name of registrant as specified in its charter)

Texas	75-6008017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bank of America, N.A.	75283-0650
P.O. Box 830650, Dallas, Texas	(Zip Code)
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
As of May 12, 2006, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and June 30, 2005
(Unaudited)
ASSETS

	March 31,	June 30,
	2006	2005
Current Assets:
Cash and cash equivalents	$1,406,491	$1,171,006
Oil and gas royalties receivable	465,675	970,334
Receivable from affiliate	27,100	205,500
Interest receivable	—	1,426

Total current assets	$1,899,266	$2,348,266

Investment in U.S. Treasury and agency bonds	—	200,000
Investment in affiliate	347,390	530,349
Office equipment, at cost less accumulated depreciation	1,263	2,400
Producing oil and gas properties	7	7

	$2,747,926	$3,081,022

LIABILITIES AND TRUST EQUITY

Current Liabilities — Federal income taxes payable	$3,000	$1,000
Trust Equity:
Corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	2,244,918	3,080,014

Total trust equity	2,244,926	3,080,022

	$2,247,926	$3,081,022

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME
For the Three Months and Nine Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Income:
Oil and gas royalties	$1,009,414	$1,014,572	$2,536,112	$2,948,004
Equity in earnings of affiliate	36,081	210,104	346,121	465,808
Interest income	11742	8,200	38,140	18,396

	1,057,237	1,232,876	2,920,373	3,432,208
Expenses:
General and administrative	73,198	65,369	171,417	165,697

Income before Federal income taxes	984,039	1,167,507	2,748,956	3,266,511
Federal income taxes of subsidiary	1,800	950	5,000	950

Net income	982,239	1,166,557	2,743,956	3,265,561
Undistributed income at beginning of year	2,045,682	2,608,157	3,080,014	2,916,196

	3,027,921	3,774,714	5,823,970	6,181,757
Distributions to unitholders	783,002	1,083,495	3,570,052	3,490,538

Undistributed income at end of year	$2,244,918	$2,691,219	$2,244,918	$2,691,219

Net income per unit	$0.49	$058	$1.37	$1.63

Distributions per unit	$0.39	$0.54	$1.79	$1.75

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2006 and 2005
(Unaudited)

	Nine Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net income	$2,743,956	$3,265,561

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	1,137	—
Equity in undistributed earnings of affiliate	182,959	(113,587)
Amortization of premium	—	4,606
Change in assets and liabilities:
Oil and gas royalties receivable	504,659	562,675
Receivable from affiliate	178,400	(108,843)
State and federal taxes refundable	—	578
Interest receivable	1,426	(2,167)
Accounts payable	2,000	950

Net cash provided by operating activities	3,614,537	3,609,773

Cash flows from investing activities — proceeds from U.S. Agency Bonds	200,000	100,000

Cash flows from financing activities—distributions to unitholders	(3,579,052)	(3,490,538)

Net increase in cash and cash equivalents	235,485	219,235

Cash and cash equivalents at beginning of period	1,171,006	1,202,855

Cash and cash equivalents at end of period	$1,406,491	$1,422,090

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and should be read in conjunction with the Trust’s annual report on Form 10-K for the fiscal year ended June 30, 2005. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006.
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
     Based on estimates from the operators that the Trust has been able to contact, income and distributions for the first half of 2006 are expected to be significantly reduced from levels realized prior to the hurricanes.
     The Trust relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were seven wells completed during the nine months ended March 31, 2006 on leases in which the Trust has an interest. Public records also indicate that there were eight wells in the process of being drilled and five permits for wells to be drilled in the future.

     Based on the latest public records reviewed by the Trust, there are approximately 270 wells (after eliminating the 21 wells lost due to the hurricanes) subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.
     The Trust owns a 32.6% equity interest in Tidelands Royalty Trust “B” (Tidelands), a separate Texas trust that was also impacted by the hurricane activity in the Gulf of Mexico during late 2005. For more information on the impact of the hurricanes on the properties subject to Tidelands’ interests, please see the Form 8-K filed by Tidelands on January 21, 2006 and the Form 10-K filed by Tidelands for the year ended December 31, 2005 as well as Tidelands’ future public filings.
     The Trust cannot project either net income or distributable net income in the future. However, unitholders should expect to receive a reduction in cash distributions during 2006.
Undistributed Income
     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as MPC’s Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004 the Board of Directors of MPC has declared quarterly dividends equal to 2% of overriding royalties collected each quarter. On March 31, 2006, undistributed income of the Trust and MPC amounted to $1,351,447 and $893,471, respectively.
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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the nine months ended March 31, 2006. Please see our annual report on Form 10-K for the year ended June 30, 2005 for a detailed discussion of our critical accounting policies.
General
     The Trust realized 49% of its revenue from the sale of oil and 51% from the sale of natural gas during the nine months ended March 31, 2006. Revenue includes estimated royalties of oil and natural gas produced but not received from producers.
     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.
     Current operations and hurricane damage. The Trust previously reported that 14 platforms containing 21 wells were lost as a result of hurricane Katrina. Although most of the platforms and wells on the Trust’s royalty properties were not damaged, they were off production because of damage to the pipelines that were connected to the leases. As a result of these damaged pipelines, operators were not able to make delivery of any oil or natural gas. Wells in the South Timbalier Block 131, West Delta Block 117 and 41 and Ship Shoal Block 169 fields remained shut in during the current quarter. The Trust does not have any information as to when production will commence on these fields.
     Since the Trust’s overriding royalty interest is free and clear of all operating costs, it is not charged with the expense of rebuilding and repairing the facilities on the royalty properties that were lost due to the hurricanes.
     Seven wells have been successfully completed since September 2005 and there are eight wells in various stages of drilling and completion. In addition, there are five permits for new wells on the Trust’s royalty properties but no operations have commenced.
     Operators report that the recovery will be slow due to the limited number of service suppliers and drilling rigs. The operators have to get on a waiting list for dive boats, supply boats, well work over rigs and drilling rigs.
     Based on estimates from the operators that the Trust has been able to contact, income and distributions for the first half of 2006 are expected to be significantly reduced from levels realized prior to the hurricanes.
     The Trust relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were seven wells completed during the nine months ended

March 31, 2006 on leases in which the Trust has an interest. Public records also indicate that there were eight wells in the process of being drilled and five permits for wells to be drilled in the future.
     Based on the latest public records reviewed by the Trust, there are approximately 270 wells (after eliminating the 21 wells lost due to the hurricanes) subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.
     The Trust owns a 32.6% equity interest in Tidelands Royalty Trust “B” (Tidelands), a separate Texas trust that was also impacted by the recent hurricane activity in the Gulf of Mexico. For more information on the impact of the recent hurricanes on the properties subject to Tidelands’ interests, please see the Form 8-K filed by Tidelands on January 21, 2006 and the Form 10-K filed by Tidelands for the year ended December 31, 2005 as well as Tidelands’ future public filings.
     The Trust cannot project either net income or distributable net income in the future. However, unitholders should expect to receive a reduction in cash distributions during 2006.
Summary Review of Operating Results
     Net income for the nine months ended March 31, 2006 decreased approximately 16% to $1.37 per unit as compared to $1.63 per unit for the comparable period in 2005. Oil production for the nine months ended March 31, 2006 decreased approximately 14,000 barrels and natural gas production decreased approximately 63,000 mcf from the levels realized in the comparable period in 2005. For the nine months ended March 31, 2006, the average price realized for a barrel of oil increased $12.83 over the price realized in the comparable period in 2005 and the average price realized for a thousand cubic feet (mcf) of natural gas increased $2.39 over the price realized in the comparable period in 2005.
     Distributions to unitholders amounted to $1.79 per unit for the nine months ended March 31, 2006, an increase of approximately 2% from the $1.75 distribution for the comparable period in 2005.
     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
March 31, 2005	9,633	67,482	.58	.54
June 30, 2005	13,362	101,290	.74	.54
September 30, 2005	7,787	52,298	.52	.61
December 31, 2005	6,363	32,537	.36	.79
March 31, 2006	7,482	61,295	.49	.39

(1)	Excludes the Trust’s equity interest in Tidelands.
     The Trust’s revenues are derived from the oil and natural gas production activities of unrelated parties. The Trust’s revenues and distributions fluctuate from period to period based upon factors beyond the Trust’s control, including, without limitation, the number of productive wells drilled and maintained on leases subject to the Trust’s interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. The Trust believes that it will continue to have enough revenues to allow distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amount of any future distributions. The foregoing sentence is a forward-looking statement. For more information, see “—Forward-Looking Statements.” Actual results may differ from expected results because of reductions in the price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to the Trust’s interests.
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
Results of Operations—Three Months Ended March 31, 2006 and 2005
     Net income decreased 16% to approximately $982,000 for the three months ended March 31, 2006, from approximately $1,167,000 realized for the comparable three months in 2005.
     Operations in the Gulf of Mexico during the current quarter were severely affected by two hurricanes. Katrina made landfall near New Orleans on August 29, 2005 and Rita made landfall near Port Arthur on September 24, 2005. Because of these storms, a number of fields have been shut in for most of the current quarter.
     The Trust’s revenue is dependent on the operations of the working interest owners of the leases burdened with the Trust’s overriding royalty interest. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. The Trust has experienced a steady decline in the volume of oil and natural gas produced from the wells subject to the Trust’s overriding royalty interest. In the current three month period oil production decreased 22% and natural gas production declined 9% from the levels realized in the comparable three months a year ago. Production from existing wells is anticipated to decrease in the future due to normal well depletion. The Trust has no input with the operators regarding future drilling operations which could impact the Trust’s future oil and natural gas production.
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended March 31, 2006 decreased 15% to approximately $418,000, from approximately $490,000 realized for the comparable three months in 2005. There was a 22% decrease in production and a 10% increase in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, increased 13% to approximately $593,000 from approximately $525,000 for the comparable three months in 2005. There was a 9% decrease in production and a 24% increase in the price realized.
     Income from the Trust’s equity in Tidelands decreased approximately 83% for the three months ended March 31, 2006 as compared to the comparable three months of 2005. The wells on West Cameron Block 165 were shut-in during the current quarter due to hurricane damage to the pipeline transporting the natural gas from this field.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended March 31, 2006, and those realized in the comparable three months in 2005, excluding the Trust’s equity interest in Tidelands.

	Three Months Ended March 31,
	2006	2005

OIL
Barrels sold	7,482	9,633
Average price	$55.87	$50.85

NATURAL GAS
Mcf sold	61,295	67,482
Average price	$9.67	$7.78

Results of Operations—Nine Months Ended March 31, 2006 and 2005
     Net income decreased 16% to approximately $2,744,000 for the nine months ended March 31, 2006, from approximately $3,266,000 realized for the comparable nine months in 2005.
     Operations in the Gulf of Mexico during the current nine months were severely affected by two hurricanes. Katrina made landfall near New Orleans on August 29, 2005 and Rita made landfall near Port Arthur on September 24, 2005. Production from a large number of wells on leases in the South Timbalier, Grand Isle and West Delta Area was shut-in during the current quarter due to either loss of the platforms or loss of the pipeline facilities delivering the oil and natural gas. It is expected that this condition will continue into the third and fourth quarters of the current fiscal year.
     The Trust’s revenue is dependent on the operations of the working interest owners of the leases burdened with the Trust’s overriding royalty interest. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. The Trust has experienced a steady decline in the volume of oil and natural gas produced from the wells subject to the Trust’s overriding royalty interest. In the current nine month period oil production decreased 40% and natural gas production declined 30% from the levels realized in the comparable nine month period ended March 31, 2005. Production from existing wells is anticipated to decrease in the future due to normal well depletion. The Trust has no input with the operators regarding future drilling operations which could impact the Trust’s future oil and natural gas production.
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the nine months ended March 31, 2006 decreased 22% to approximately $1,251,000, from approximately $1,610,000 realized for the comparable nine months in 2005. There was a 40% decrease in production and a 29% increase in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 4% to approximately $1,287,000 from approximately $1,338,000 for the comparable nine months in 2005. There was a 30% decrease in production and a 37% increase in the price realized.
     Income from the Trust’s equity in Tidelands decreased approximately 26% for the nine months ended March 31, 2006, as compared to the comparable nine months of 2005. During the first quarter of this fiscal year we experienced an increase in income from Tidelands and it was primarily due to the commencement of production from a new well on West Cameron Block 165. The results of the second and third quarters of the current fiscal year were impacted by the damages caused by hurricane Rita resulting in the wells being shut in for the last two quarters.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the nine months ended March 31, 2006, and those realized in the comparable nine months in 2005, excluding the Trust’s equity interest in Tidelands.

	Nine Months Ended March 31,
	2006	2005

OIL
Barrels sold.	21,632	35,770
Average price	$57.83	$45.00

NATURAL GAS
Mcf sold	146,130	208,661
Average price	$8.80	$6.41
Forward-Looking Statements
     The statements discussed in this quarterly report on Form 10-Q regarding our future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section

27A of the Securities Act of 1933. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our financial condition, and/or state other “forward-looking” information. Events may occur in the future that we are unable to accurately predict, or over which we have no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Form 10-Q.
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
Item 4. Controls and Procedures
     Bank of America, N.A., as Trustee of the Trust, is responsible for establishing and maintaining the Trust’s disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to the Trust and its subsidiary is communicated to the Trustee. As of the end of the period covered by this report, the Trustee, with the participation of the Trust’s principal accounting officer, evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Bank of America, N.A., Trustee

May 12, 2006	By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President

May 12, 2006	By:	/s/ R. RAY BELL

R. Ray Bell
Principal Accounting Officer

Marine Petroleum Trust
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650