Form 10-K
period 2006-06-30
MARINE PETROLEUM TRUST
filed 2006-09-27
CIK 62362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006.
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
transition period from                                          to                                          .
Commission File No. 0-8565
Marine Petroleum Trust
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-6008017 (I.R.S. Employer Identification No.)

c/o The Corporate Trustee:
Bank of America, N.A. P. O. Box 830241, Dallas, Texas (Address of principal executive offices)	75283-0241 (Zip Code)
Registrant’s telephone number, including area code
(at the office of the Corporate Trustee): (800) 985-0794
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Units of Beneficial Interest
(Title of Class)
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
Yes ☐      No ☑.
          Aggregate market value of Units of Beneficial Interest held by non-affiliates of the registrant at December 31, 2005: $51,888,254.
          Number of Units of Beneficial Interest outstanding as of September 27, 2006 — 2,000,000 Units.
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

          As of the date of filing of this Annual Report on Form 10-K, the leases subject to Marine’s interests cover 240,584 gross acres (including Tidelands’ interest in 25,448 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination of a lease if the working interest owner fails to fully develop a lease once it is acquired. Three leases containing 15,300 acres were terminated during the year. The lease on Grand Isle block 95 had no producing wells and was held by a unitization agreement which expired. Production ceased on Matagorda Island Block 556 on March 6, 2005 and was terminated on September 2, 2005. Hurricane Katrina destroyed the platform on South Timbalier block 176 and the owner determined that the reserves did not support the investment that would be required to rebuild the platform and redrill the well.
          For the year ended June 30, 2006, approximately 49% of Marine’s royalty revenues were attributable to the sale of oil and approximately 51% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, ability of wells to produce due to depletion and by changes in the market price for oil and natural gas. The following table presents the percent of production from various companies which paid 90% of the royalties in each of the past three years.

	Years Ended June 30,
Company	2006	2005	2004
ChevronTexaco	65%	78%	72%
Walter Oil & Gas Corp.	8%	—	—
Anglo Suisse Offshore LLP	6%	—	—
Century Exploration Company	5%	5%	6%
Kerr McGee	3%	2%	—
Newfield Exploration	2%	2%	1%
BP America	2%	2%	7%
Devon Production Company	1%	2%	4%
Others	8%	9%	10%

	100%	100%	100%
In addition, Marine’s revenues from its equity interest in Tidelands accounted for approximately 9%, 14% and 6% of Marine’s revenue for the years ended June 30, 2006, 2005 and 2004, respectively. Tidelands has reported that royalty revenues from Baron Petroleum, Dunhill Resources, Inc, W & T Offshore and Devon Energy Production Company accounted for a substantial portion of Tidelands’ royalty revenue for the years ended December 31, 2005, 2004 and 2003.
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
ITEM 1A. RISK FACTORS
           Although various risk factors and specific cautionary statements are described elsewhere in this annual report on Form 10-K, the following is a summary of the principal risks associated with an investment in units of Marine.
Oil and natural gas prices fluctuate due to a number of factors, and lower prices will reduce net proceeds available to Marine and distributions to its unitholders.
          Marine’s quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. A significant downward movement in the prices for oil and natural gas could have a material adverse effect on our revenues and operating cash flows, which could decrease our distributions to unitholders. Historically, prices have been volatile and are likely to continue to be volatile in the future due to factors beyond our control. These factors include, but are not limited to:
•	political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of foreign oil and natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.
          Moreover, government regulations, such as regulation of natural gas transportation and price controls, can affect product prices in the long term.
          Lower prices may reduce the amount of oil and natural gas that is economic to produce and reduce net profits available to Marine. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the oil, natural gas and natural gas liquids produced from the Royalty Area is being sold under short-term or multi-month contracts at market clearing prices or on the spot market.
Operating risks for the working interest owners’ interests in the Royalty Area can adversely affect distributions.
          The occurrence of drilling, production or transportation accidents and other natural disasters in the Royalty Area will reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example there were two major hurricanes in the Gulf of Mexico during the fiscal year ended June 30, 2006. Some wells were lost due to these hurricanes. Other wells were off production for most of the quarter that ended December 31, 2005 and did not start recovering until the quarter that ended June 30, 2006. Oil and natural gas production for the first, second, third and fourth quarters of fiscal 2006 were down 45%, 61%, 41% and 7% from the oil and natural gas production realized in the fourth quarter of fiscal 2005.
The operators of the working interest owner are subject to extensive governmental regulation.
          Oil and gas operations have been, and in the future will be, affected by federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our royalty interests.

The Trustee, Marine and its unitholders do not control the operation or development of the properties in the Royalty Area and have little influence over operation or development.
          The Trustee, Marine and its unitholders have little, if any, influence or control over the operation or future development of the underlying properties. The properties in the Royalty Area are owned by independent working interest owners. The working interest owners manage the underlying properties and handle receipt and payment of funds relating to the Royalty Area and payments to Marine for its royalty interests.
          The current working interest owners are under no obligation to continue operating the properties. The Trustee, Marine and its unitholders do not have the right to replace an operator.
The owner of any properties in the Royalty Area may abandon any property, terminating the related royalty interest Marine may hold.
          The working interest owners may at any time transfer all or part of the properties in the Royalty Area to another unrelated third party. Unitholders are not entitled to vote on any transfer, and Marine will not receive any proceeds of any such transfer. Following any transfer, the Royalty Area will continue to be subject to Marine’s royalty interest, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to Marine its royalty interest on the transferred portion of the Royalty Area, and the current owner of the Royalty Area would have no continuing obligation to Marine for those properties.
          The current working interest owners or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of Marine’s royalty interest relating to the abandoned well.
Marine’s royalty interest can be sold and the Marine trust can be terminated.
          The Marine trust may be terminated and the Trustee may sell Marine’s royalty interests if holders of 80% of the units of beneficial interest of Marine approve the sale and vote to terminate the trust. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the unitholders and unitholders will receive no further distributions from Marine. Any such sale may not be on terms acceptable to all unitholders.
Royalty interests are depleting assets and, if the working interest owners or other operators of the Royalty Area do not perform additional development projects, the assets may deplete faster than expected.
          The net proceeds payable to Marine are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects in the Royalty Area will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If operators of the Royalty Area do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently experienced by Marine.
Unitholders have limited voting rights.
          Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, Marine is administered by a corporate Trustee in accordance with the Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of Marine.
Terrorism and continued geopolitical hostilities could adversely affect Marine’s distributions to its unitholders or the market price of its units.
          Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism and other geopolitical hostilities could adversely affect Marine’s distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.

Important reserve and other information with respect to the particular leases subject to Marine’s royalty interest is difficult to obtain.
          The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information as to reserves, availability of oil and natural gas, average production cost (lifting cost) per unit, undeveloped acreage, net wells and net acres, with respect to the particular leases subject to Marine’s interests, lies solely within the knowledge of these concerns. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds. Historically, Marine has not had access to this information and does not expect to have access to this information in the future.
ITEM 1B. UNRESOLVED STAFF COMMENTS
          Not Applicable.
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
          Marine did not file any reports during the fiscal year ended June 30, 2006 with any federal authority or agency with respect to oil and natural gas reserves.
          Due to the nature of Marine’s business, it does not have any delivery commitments.
          Production. Information regarding the net quantities of oil and natural gas produced with respect to Marine’s overriding royalty interests (excluding its equity interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Marine are based, is set forth in the following table:

	Year Ended June 30,
	2006	2005	2004
Net Quantities Sold
Oil (in barrels (“bbls”))	35,336	49,132	62,158
Natural Gas (in thousands of cubic feet (“mcf”))	231,811	309,951	474,871

Average Price
Oil (per bbl)	$54.53	$46.02	$31.32
Natural Gas (per mcf)	$8.65	$6.29	$4.98

          Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
          Productive Wells. Based on the latest public records reviewed by Marine, there were approximately 260 producing wells subject to Marine’s interests, some of which contained multiple completions. Approximately 120 wells were classified as oil wells and approximately 140 wells were classified as natural gas wells. Most of the wells produce both oil and natural gas. See “Difficulty in Obtaining Certain Data” below.
          Drilling Activity. The following table shows the number of wells drilled in which Marine has an interest (including its equity interest in Tidelands) for each of its last three fiscal years:

	Year Ended June 30,
	2006	2005	2004
Development
Oil	10	20	19
Natural Gas	15	27	36
Dry	2	8	1

Totals	27	55	56

          Information regarding net wells or acres is not included since Marine does not own any working interests.
          Lease Acreage. Marine has an overriding royalty interest (including its equity interest in Tidelands) in 64 different oil and natural gas leases covering 240,584 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

Leases Granted by(1):	Producing
United States	235,054
State of Texas	640
State of Louisiana	4,890

240,584

(1)	Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. There are 3,958 acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.
          Expired Leases. Three leases containing 15,300 acres were terminated during the year. The lease on Grand Isle Block 95 had no producing wells and was held by a unitization agreement which expired. Production ceased on Matagorda Island Block 556 on March 6, 2005 and was terminated on September 2, 2005. Hurricane Katrina destroyed the platform on South Timbalier block 176 and the owner determined that the reserves did not support the investment that would be required to rebuild the platform and redrill the well.
          The overriding royalty interest owned by Marine is a fractional interest out of total oil and natural gas sold, and is free and clear of all operating costs. The actual percentage interest in a lease attributable to Marine’s interest varies from lease to lease. The acreage weighted average percentage interest attributable to Marine’s interest in all of these leases is 0.58625%.
          Present Activities. As of June 30, 2006, public records indicate that 13 wells are either being drilled, re-drilled or worked over on tracts in which Marine has an interest. Public records indicate that operators have designated locations for 8 additional operations. There is no assurance that these wells will be drilled, and if they are drilled, that they will be successful.

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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters have been presented to the unitholders to be voted upon during the fiscal year ended June 30, 2006.

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

	Sales Price		Distributions
Quarter Ending	High	Low	Per Unit
September 30, 2005	28.50	24.90	.609
December 31, 2005	31.98	27.50	.789
March 31, 2006	34.00	22.82	.392
June 30, 2006	25.60	20.00	.447

September 30, 2004	33.06	28.46	.645
December 31, 2004	31.98	27.00	.559
March 31, 2005	29.60	24.66	.542
June 30, 2005	31.90	22.00	.543
          Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On June 30, 2006, these outstanding units were held of record by 477 unitholders.
          Marine must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. As of June 30, 2006, the amount reserved equals approximately $25,000. Such distributions have been made since Marines’ inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.
          Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to Marine on the determination date.

ITEM 6. SELECTED FINANCIAL DATA

	For Years Ended June 30,
	(In Thousands Except Per Unit Amounts)
	2006	2005	2004	2003	2002
Statement of Income and Undistributed Income Selected Data
Income:
Oil and natural gas royalties	$3,942	$4,211	$4,312	$4,909	$4,772
Equity in Tidelands	405	711	288	440	235
Interest	54	28	24	35	52

	$4,401	$4,950	$4,624	$5,384	$5,059

Expenses:
General and administrative	$218	$207	$227	$218	$231
Federal income taxes of subsidiary	8	3	—	7	(19)

	226	210	227	$225	$212

Net income	$4,175	$4,740	$4,397	$5,159	$4,847

Distributions	$4,472	$4,576	$5,259	$4,478	$5,065

Per Unit (2,000,000 outstanding)
Net income	$2.09	$2.37	$2.20	$2.58	$2.42

Distributions	$2.24	$2.29	$2.63	$2.24	$2.53

Balance Sheet Selected Data
Total assets	$2,785	$3,081	$2,916	$3,779	$3,098

Trust equity	$2,783	$3,080	$2,916	$3,779	$3,098

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
          Summary Review. Marine’s net income for the year ended June 30, 2006 amounted to $4,175,357 or $2.09 per unit as compared to $4,739,610 or $2.37 per unit in fiscal 2005 and $4,396,316 or $2.20 per unit in fiscal 2004.

          These results also include income from Marine’s equity interest in Tidelands which amounted to $405,260 for fiscal 2006, $710,818 for fiscal 2005 and $287,991 for fiscal 2004. Income from Tidelands contributed approximately 9% of Marine’s royalty income for fiscal 2006 as compared to 14% and 6% of Marine’s income for fiscal 2005 and 2004, respectively.
          Marine’s administrative expenses increased to $217,665 in fiscal 2006 from $207,170 spent in fiscal 2005. This increase was substantially due to increased fees for professional services.
          Interest income increased to $53,492 in fiscal 2006 from $28,201 realized in fiscal 2005 due to a moderate increase in interest rates.
          The following table shows the number of wells drilled or worked over on leases in which Marine has an interest (including its equity interest in Tidelands) and the number of producing wells for the past three fiscal years.

	For the Years Ended June 30,
	2006	2005	2004
Drilled	27	55	56
Producing	260	320	390
          Hurricanes Katrina and Rita are the primary cause of the 19% decrease in the number of active wells on leases in which Marine has an interest. The majority of the loss of active wells was due to Hurricane Katrina with some wells lost due to Hurricane Rita. A number of wells were lost due to depletion in the South Marsh Island Area which was not in the path of either hurricane.
          A significant amount of equipment and personnel that would normally be working on drilling new wells and working over old wells had to be used to restore wells and facilities damaged by the hurricanes.
          The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during the past three years excluding Marine’s equity interest in Tidelands.

	For Years Ended June 30,
	2006	2005	2004
Income from
Oil royalties	$1,937,145	$2,260,902	$1,946,945
Natural gas royalties	$2,004,925	$1,949,859	$2,364,588
Totals	$3,942,070	$4,210,761	$4,311,533

Net quantities sold
Oil (bbls)	35,336	49,132	62,158
Natural gas (mcf)	231,811	309,951	474,871

Average price
Oil	$54.53	$46.02	$31.32
Natural gas	$8.65	$6.29	$4.98
          Oil and Gas Royalties – 2006 and 2005. Revenue from oil royalties amounted to $1,937,145 in fiscal 2006, a decrease of 14% from the $2,260,902 realized in fiscal 2005. The average price realized for a barrel of oil increased 18% to $54.53 over the $46.02 realized in fiscal 2005. Oil production decreased 28% to 35,336 barrels.
          Revenue from natural gas royalties amounted to $2,004,925, an increase of 3% over the $1,949,859 realized in fiscal 2005. The average price of a thousand cubic feet (mcf) of natural gas increased 38% to $8.65 and production decreased 25% to 231,811 mcf.

          Weather was the primary cause of the decline in oil and natural gas royalties in fiscal 2006. There were two major hurricanes in the Gulf of Mexico during the fiscal year ended June 30, 2006. Some wells were lost due to the hurricanes. Other wells were off production for most of the quarter that ended December 31, 2005 and did not start recovering until the quarter that ended March 31, 2006. Revenues for the first, second and third quarters of fiscal 2006 were down 34%, 45%, and 20% from the revenue realized in the fourth quarter of fiscal 2005.
          Oil and Gas Royalties – 2005 and 2004. Revenue from oil royalties amounted to $2,260,902 in fiscal 2005, an increase of 16% over the $1,946,945 realized in fiscal 2004. The average price of a barrel of oil increased 47% to $46.02 and production decreased 21% to 49,132 barrels.
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
          Capital Resources and Liquidity. Because of the nature of Marine as a trust entity, there is no requirement for capital. Marine’s only obligation is to distribute to unitholders the net income actually collected. As an administrator of oil and natural gas royalty properties, Marine collects income monthly, pays expenses of administration, and disburses all net income collected to its unitholders each quarter. Because all of Marine’s revenues are invested in liquid funds pending distribution, Marine does not experience liquidity problems.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The financial statements listed in the following Index, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, are presented on the following pages.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          During fiscal 2006 and 2005, there have been no disagreements between Marine and its independent registered public accounting firm on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.
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
ITEM 11. EXECUTIVE COMPENSATION
          During the fiscal year ended June 30, 2006, Marine paid or accrued fees of $33,976 to Bank of America, N.A., as Trustee. These fees are paid in accordance with the terms of the Indenture, as amended, governing Marine.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
          The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of September 27, 2006:

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          During the fiscal year ended June 30, 2006, there were no material transactions or series of similar transactions, or any currently proposed transactions or series of similar transactions, to which Marine was or is to be a party, in which the amount involved exceeds $60,000, and in which any executive officer or any security holder who is known by Marine, or any member of the immediate family of any of the foregoing persons, has an interest.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Fees for services performed by KPMG LLP for the years ended June 30, 2006 and 2005 are:

	2006	2005
Audit Fees	$37,100	$32,250
Audit-related Fees	—	—
Tax Fees	—	—
Other	—	—
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
          (b) Exhibits:
4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001, and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002, and incorporated by reference herein.

31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee
Marine Petroleum Trust:
          We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary (“Marine”) as of June 30, 2006 and 2005 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 2006. These financial statements are the responsibility of Marine’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Dallas, Texas
September 25, 2006

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005

	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$1,454,283	$1,171,006
Oil and gas royalties receivable	919,494	970,334
Receivables from affiliate	67,123	205,500
Interest receivable	—	1,426

Total current assets	2,440,900	2,348,266

Investment in U.S. Treasury and agency bonds	—	200,000
Investment in affiliate	343,856	530,349
Office equipment, at cost less accumulated depreciation	—	2,400
Producing oil and gas properties	7	7

	$2,784,763	$3,081,022

LIABILITIES AND TRUST EQUITY

Current liabilities – Federal income taxes payable	1,800	1,000
Trust equity
Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	2,782,955	3,080,014

Total trust equity	2,782,963	3,080,022

	$2,784,763	$3,081,022

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
Three Years Ended June 30, 2006

	2006	2005	2004
Income:
Oil and gas royalties	$3,942,070	$4,210,761	$4,311,533
Equity in earnings of affiliate	405,260	710,818	287,991
Interest income	53,492	28,201	23,646

	4,400,822	4,949,780	4,623,170

Expenses:
General and administrative	217,665	207,170	226,854

Income before Federal income taxes	4,183,157	4,742,610	4,396,316
Federal income taxes of subsidiary	7,800	3,000	—

Net income	4,175,357	4,739,610	4,396,316
Undistributed income at beginning of year	3,080,014	2,916,196	3,779,351

	7,255,371	7,655,806	8,175,667
Distributions to unitholders	4,472,416	4,575,792	5,259,471

Undistributed income at end of year	$2,782,955	$3,080,014	$2,916,196

Net income per unit	$2.09	$2.37	$2.20

Distributions per unit	$2.24	$2.29	$2.63

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended June 30, 2006

	2006	2005	2004
Cash flows from operating activities:
Net income	$4,175,357	$4,739,610	$4,396,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,400	—	—
Equity in earnings of affiliate	(405,260)	(710,818)	(287,991)
Distributions of earnings of affiliate	591,753	547,679	339,647
Amortization of premium	—	4,606	12,104
Change in assets and liabilities:
Oil and gas royalties receivable	50,840	(4,339)	203,490
Receivables from affiliate	138,377	(135,081)	62,778
State & federal taxes refundable	—	578	(578)
Interest receivable	1,426	708	3,550
Income taxes payable	800	1,000	—

Net cash provided by operating activities	4,555,693	4,443,943	4,729,316

Cash flows from investing activities —
Investment in U.S. Treasury and agency bonds	—	—	(201,049)
Proceeds from sale of U.S. agency bonds	200,000	100,000	600,000

Net cash provided by investing activities	200,000	100,000	398,951

Cash flows used in financing activities — distributions to unitholders	(4,472,416)	(4,575,792)	(5,259,471)

Net increase (decrease) in cash and cash equivalents	283,277	(31,849)	(131,204)
Cash and cash equivalents at beginning of period	1,171,006	1,202,855	1,334,059

Cash and cash equivalents at end of period	$1,454,283	$1,171,006	$1,202,855

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended June 30, 2006
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
     (d) Undistributed Income
          Marine’s indenture agreement provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day. Undistributed income includes $897,051 and $910,880 applicable to MPC at June 30, 2006 and 2005, respectively.
     (e) Federal Income Taxes
          No provision has been made for Federal income taxes on Marine’s income since such taxes are the liability of the unitholders.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2006
          Federal income taxes have been provided on the income of MPC, excluding the 98% net profits interest to be distributed to Marine and deducting statutory depletion. MPC uses the cash method of reporting for federal income taxes.
          At June 30, 2006 and 2005, deferred tax assets and liabilities were as follows:

	June 30, 2006	June 30, 2005
Deferred tax assets
Net operating loss carryforward	$—	$800
Deferred tax liabilities
Income not yet recognized for income taxes	—	(800)

Net deferred tax liability	$—	$—

          MPC had a net operating loss carryforward of approximately $5,000 at June 30, 2005, which was used to reduce taxable income in 2006.
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
          Marine and MPC had cash equivalents and investments in U.S. Treasury and agency bonds of $1,454,283 and $1,371,006 at June 30, 2006 and 2005, respectively, which consisted of money market accounts, U.S. Treasury and agency bonds, and money market mutual funds. For purposes of the statements of cash flows, Marine considers all investments with initial maturities of three months or less to be cash equivalents.
     (g) Statements of Cash Flows
          MPC made Federal income tax payments of $7,000 and $2,000 in the years ended June 30, 2006 and 2005, respectively.
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

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2006
     (i) Use of Estimates
          Management of Marine and MPC has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. These estimates include royalty earned but not yet remitted by the operators. Actual results could differ from those estimates.
     (j) Income Per Unit
          Income per unit is calculated by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.
     (k) Significant Royalty Sources
          Royalty revenue received by Marine from producers is summarized as follows:

	Years Ended June 30,
Company	2006	2005	2004
ChevronTexaco	65%	78%	72%
Walter Oil & Gas Corp.	8%	—	—
Anglo Suisse Offshore LLP	6%	—	—
Century Exploration Company	5%	5%	6%
Kerr McGee	3%	2%	—
Newfield Exploration	2%	2%	1%
BP America	2%	2%	7%
Devon Production Company	1%	2%	4%
Others	8%	9%	10%

	100%	100%	100%
(2) Investment in and Receivables from Affiliate – Tidelands Royalty Trust “B”
          At June 30, 2006 and 2005, Marine owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by Marine had a quoted market value of $4,862,935 and $6,514,070 at June 30, 2006 and 2005, respectively.
          Marine and Tidelands share certain common costs which are allocated based on their respective net revenues.
          The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 2006 and 2005.

	2006	2005
Balance at beginning of year	$530,349	$367,210
Equity in earnings of affiliate	405,260	710,818
Distribution of earnings	(591,753)	(547,679)

Balance at end of year	$343,856	$530,349

          At June 30, 2006 and 2005, receivables from affiliate includes $62,674 and $195,458, respectively, of income distributable to Marine as a Tidelands unitholder.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2006
          The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands.
BALANCE SHEETS
Assets

	June 30,
	2006	2005
Cash and cash equivalents	$1,089,961	$1,593,764
Oil and gas royalties receivable	162,607	444,358
Other	2	201,366

	$1,252,570	$2,239,488

Liabilities and Trust Equity

	2006	2005
Liabilities (including $191,691 and $598,638 payable to unitholders in 2006 and 2005, respectively)	$198,746	$614,116
Corpus	2	2
Undistributed income	1,053,822	1,625,370

	$1,252,570	$2,239,488

Statements of Income

	Year ended June 30,
	2006	2005	2004
Income	$1,383,272	$2,311,598	$996,249
Expenses	125,976	128,962	109,007

Income before Federal income taxes	1,257,296	2,182,636	887,242
Federal income taxes of Tidelands’ subsidiary	15,289	13,601	4,630

Net income	$1,242,007	$2,169,035	$882,612

          Tidelands is a registrant with the Securities and Exchange Commission and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2006
(3) Summary of Quarterly Financial Data (Unaudited)
          The following quarterly financial information for fiscal year 2006 and 2005 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim period have been included.

	Oil and gas		Net	Net income
	royalties	Expenses	income	per unit
Quarter ended:
September 30, 2005	$831,535	49,914	1,047,262	.52
December 31, 2005	695,164	48,305	714,456	.36
March 31, 2006	1,009,414	73,198	982,239	.49
June 30, 2006	1,405,957	46,248	1,431,400	.72

	$3,942,070	217,665	4,175,357	2.09

Quarter ended:
September 30, 2004	$1,065,738	50,757	1,097,267	.55
December 31, 2004	867,694	49,571	1,001,737	.50
March 31, 2005	1,014,572	65,369	1,166,557	.58
June 30, 2005	1,262,757	41,473	1,474,049	.74

	$4,210,761	207,170	4,739,610	2.37

(4) Supplemental Information Relating to Oil and Gas Reserves (Unaudited)
          Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas produced for its royalty interests and Marine’s equity in oil and natural gas produced for Tidelands’ royalty interests were as follows:

	2006	2005	2004
Marine:
Oil (barrels)	35,336	49,132	62,158

Gas (mcf)	231,811	309,951	474,871

Tidelands:
Oil (barrels)	1,816	2,627	2,524

Gas (mcf)	41,424	94,703	38,415

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
(Registrant)

	By:	BANK OF AMERICA, N.A.
in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: September 27, 2006		By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BANK OF AMERICA, N.A.
in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 27, 2006	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President