Form 10-Q
period 2006-09-30
MARINE PETROLEUM TRUST
filed 2006-11-13
CIK 62362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                     to                     .
Commission file number 000-08565
Marine Petroleum Trust
(Exact name of registrant as specified in its charter)

Texas	75-6008017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bank of America, N.A. P.O. Box 830650, Dallas, Texas	75283-0650 (Zip Code)
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
As of November 10, 2006, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2006 and June 30, 2006
(Unaudited)

	September 30,	June 30,
	2006	2006
ASSETS

Current Assets:
Cash and cash equivalents	$1,607,692	$1,454,283
Oil and gas royalties receivable	856,169	919,494
Receivable from affiliate	27,138	67,123

Total current assets	$2,490,999	$2,440,900

Investment in affiliate	515,796	343,856
Producing oil and gas properties	7	7

	$3,006,802	$2,784,763

LIABILITIES AND TRUST EQUITY

Current Liabilities — Federal income taxes payable	$3,600	$1,800

Trust Equity:
Corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	3,003,194	2,782,955

Total trust equity	3,003,202	2,782,963

	$3,006,802	$2,784,763

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Income:
Oil and gas royalties	$1,196,408	$831,535
Equity in earnings of affiliate	186,086	254,451
Interest income	18,757	11,990

	1,401,251	1,097,976

Expenses:
General and administrative	40,226	49,914

Income before Federal income taxes	1,361,025	1,048,062
Federal income taxes of subsidiary	3,800	800

Net income	1,357,225	1,047,262
Undistributed income at beginning of year	2,782,955	3,080,014

	4,140,180	4,127,276
Distributions to unitholders	1,136,986	1,217,824

Undistributed income at end of year	$3,003,194	$2,909,452

Net income per unit	$0.68	$0.52

Distributions per unit	$0.57	$0.61

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,357,225	$1,047,262

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of affiliate	(186,086)	(254,450)
Distributions of earnings of affiliate	14,146	257,341
Change in assets and liabilities:
Oil and gas royalties receivable	63,325	355,894
Receivable from affiliate	39,985	(62,129)
Interest receivable	—	(2,898)
Income taxes payable	1,800	800

Net cash provided by operating activities	1,290,395	1,341,820

Cash flows used in financing activities—distributions to unitholders	(1,136,986)	(1,217,824)

Net increase in cash and cash equivalents	153,409	123,996

Cash and cash equivalents at beginning of period	1,454,283	1,171,006

Cash and cash equivalents at end of period	$1,607,692	$1,295,002

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and should be read in conjunction with the Trust’s annual report on Form 10-K for the fiscal year ended June 30, 2006. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.
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
     The Trust relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were eight wells completed during the three months ended September 30, 2006 on leases in which the Trust has an interest. Public records also indicate that there were thirteen wells in the process of being drilled and nine permits for wells to be drilled in the future.
     Based on the latest public records reviewed by the Trust, there are approximately 260 wells subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.
     The Trust cannot project either net income or distributable net income in the future.
Undistributed Income
     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as MPC’s Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004 the Board of Directors of MPC has declared quarterly dividends equal to 2%

of overriding royalties collected each quarter. On September 30, 2006, undistributed income of the Trust and MPC amounted to $2,101,367 and $901,827, respectively.
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
     The Trust holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from 59 leases covering 215,136 gross acres located in the Gulf of Mexico. The Trust’s overriding royalty interest applies only to existing leases and does not apply to new leases. The Trust also owns a 32.6% equity interest in Tidelands. Tidelands has an overriding royalty interest in five leases covering 22,948 gross acres located in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.
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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended September 30, 2006. Please see our annual report on Form 10-K for the year ended June 30, 2006 for a detailed discussion of our critical accounting policies.

General
     The Trust realized 66% of its revenue from the sale of oil and 34% from the sale of natural gas during the three months ended September 30, 2006. Revenue includes estimated royalties of oil and natural gas produced but not received from producers.
     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.
     Current operations and hurricane damage. Wells in the South Timbalier Block 131, South Marsh Island Block 48, East Cameron Block 64 and Ship Shoal Block 169 fields remained shut in during the current quarter. The Minerals Management Service granted a suspension of production until September 30, 2006 on South Marsh Island Block 48 and Ship Shoal Block 169 and until February 2007 on the other fields.
Summary Review of Operating Results
     Net income for the three months ended September 30, 2006 increased approximately 30% to $0.68 per unit as compared to $0.52 per unit for the comparable period in 2005. Oil production for the three months ended September 30, 2006 increased approximately 4,500 barrels and natural gas production increased approximately 2,200 mcf from the levels realized in the comparable period in 2005. For the three months ended September 30, 2006, the average price realized for a barrel of oil increased $4.91 over the price realized in the comparable period in 2005 and the average price realized for a thousand cubic feet (mcf) of natural gas increased $0.36 over the price realized in the comparable period in 2005.
     Distributions to unitholders amounted to $0.57 per unit for the three months ended September 30, 2006, a decrease of approximately 7% from the $0.61 distribution for the comparable period in 2005.
     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
September 30, 2005	7,787	52,298	0.52	0.61
December 31, 2005	6,363	32,537	0.36	0.79
March 31, 2006	7,482	61,295	0.49	0.39
June 30, 2006	13,704	85,681	0.72	0.45
September 30, 2006	12,327	54,523	0.68	0.57

(1)	Excludes the Trust’s equity interest in Tidelands.
     The Trust’s revenues are derived from the oil and natural gas production activities of unrelated parties. The Trust’s revenues and distributions fluctuate from period to period based upon factors beyond the Trust’s control, including, without limitation, the number of productive wells drilled and maintained on leases subject to the Trust’s interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. The Trust believes that it will continue to have enough revenues to allow distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amount of any future distributions. The foregoing sentence is a forward-looking statement. For more information, see “Forward-Looking Statements.” Actual results may differ from expected results because of reductions in the price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to the Trust’s interests.
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
Results of Operations—Three Months Ended September 30, 2006 and 2005
     Net income increased 30% to $1,357,225 for the three months ended September 30, 2006, from $1,047,262 realized for the comparable three months in 2005.
     Operations in the Gulf of Mexico during the quarter ended September 30, 2005 were affected by two hurricanes. Katrina made landfall near New Orleans on August 29, 2005 and Rita made landfall near Port Arthur on September 24, 2005. Because of these storms, a number of fields were shut in for part of August and all of September 2005.
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
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended September 30, 2006 increased 71% to approximately $791,000, from approximately $462,000 realized for the comparable three months in 2005. There was a 58% increase in production and an 8% increase in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, increased 9% to approximately $405,000 from approximately $370,000 for the comparable three months in 2005. There was a 4% increase in production and a 5% increase in the price realized.
     Income from the Trust’s equity in Tidelands decreased approximately 27% for the three months ended September 30, 2006 as compared to the comparable three months of 2005. The wells on West Cameron Block 165 that were shut-in due to hurricane damage to the pipeline transporting the natural gas from this field were back on production during the current quarter.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended September 30, 2006, and those realized in the comparable three months in 2005, excluding the Trust’s equity interest in Tidelands.

	Three Months Ended September 30,
	2006	2005
OIL
Barrels sold	12,327	7,787
Average price	$64.18	$59.27

NATURAL GAS
Mcf sold	54,523	52,298
Average price	$7.43	$7.07

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

MARINE PETROLEUM TRUST Bank of America, N.A., Trustee
November 10, 2006	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

Marine Petroleum Trust
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650