Form 10-Q
period 2006-12-31
MARINE PETROLEUM TRUST
filed 2007-02-14
CIK 62362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
As of January 30, 2007, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2006 and June 30, 2006
(Unaudited)

	December 31,	June 30,
	2006	2006
ASSETS

Current Assets:
Cash and cash equivalents	$1,504,779	$1,454,283
Oil and gas royalties receivable	840,607	919,494
Receivable from affiliate	260,911	67,123

Total current assets	$2,606,297	$2,440,900

Investment in affiliate	549,632	343,856
Producing oil and gas properties	7	7

	$3,155,936	$2,784,763

LIABILITIES AND TRUST EQUITY

Current Liabilities – Federal income taxes payable	$3,200	$1,800

Trust Equity:
Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	3,152,728	2,782,955

Total trust equity	3,152,736	2,782,963

	$3,155,936	$2,784,763

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME
For the Three Months and Six Months Ended December 31, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Income:
Oil and gas royalties	$1,088,364	$695,164	$2,284,772	$1,526,699
Equity in earnings of affiliate	269,194	55,589	455,280	310,040
Interest income	20,489	14,408	39,246	26,398

	1,378,047	765,161	2,779,298	1,863,137

Expenses:
General and administrative	72,218	48,305	112,444	98,219

Income before Federal income taxes	1,305,829	716,856	2,666,854	1,764,918
Federal income taxes of subsidiary	3,600	2,400	7,400	3,200

Net income	1,302,229	714,456	2,659,454	1,761,718
Undistributed income at beginning of year	3,003,194	2,909,452	2,782,955	3,080,014

	4,305,423	3,623,908	5,442,409	4,841,732
Distributions to unitholders	1,152,695	1,578,226	2,289,681	2,796,050

Undistributed income at end of year	$3,152,728	$2,045,682	$3,152,728	$2,045,682

Net income per unit	$0.65	$0.36	$1.33	$0.88

Distributions per unit	$0.58	$0.79	$1.14	$1.40

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2006 and 2005
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,659,454	$1,761,718

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	—	568
Equity in undistributed earnings of affiliate	(455,280)	(310,040)
Distributions of earnings of affiliate	249,504	501,974
Change in assets and liabilities:
Oil and gas royalties receivable	78,887	746,018
Receivable from affiliate	(193,788)	(47,826)
Interest receivable	—	1,426
Income taxes payable	1,400	200

Net cash provided by operating activities	2,340,177	2,654,038

Cash flows from investing activities – proceeds from U.S. Agency bonds	—	200,000

Cash flows used in financing activities—distributions to unitholders	(2,289,681)	(2,796,050)

Net increase in cash and cash equivalents	50,496	57,988

Cash and cash equivalents at beginning of period	1,454,283	1,171,006

Cash and cash equivalents at end of period	$1,504,779	$1,228,994

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and should be read in conjunction with the Trust’s annual report on Form 10-K for the fiscal year ended June 30, 2006. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.
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
     The Trust relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were 25 new well completions made during the six months ended December 31, 2006 on leases in which the Trust has an interest. Public records also indicate that there were 19 wells in the process of being drilled and nine permits for wells to be drilled in the future.
     Based on the latest public records reviewed by the Trust, there are approximately 230 wells subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.
     The Trust cannot project either net income or distributable net income in the future.

Undistributed Income
     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as MPC’s Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004 the Board of Directors of MPC has declared quarterly dividends equal to 2% of overriding royalties collected each quarter. On December 31, 2006, undistributed income of the Trust and MPC amounted to $2,245,493 and $907,235, respectively.
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
     The Trust holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from 59 leases covering 215,136 gross acres located in the Gulf of Mexico. The Trust’s overriding royalty interest applies only to existing leases and does not apply to any new leases that Chevron or Elf may acquire. The Trust also owns a 32.6% equity interest in Tidelands. Tidelands has an overriding royalty interest in five leases covering 22,948 gross acres located in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.
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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the six months ended December 31, 2006. Please see our annual report on Form 10-K for the year ended June 30, 2006 for a detailed discussion of our critical accounting policies.
General
     The Trust realized 56% of its revenue from the sale of oil and 44% from the sale of natural gas during the six months ended December 31, 2006. Revenue includes estimated royalties of oil and natural gas produced but payment for that production has not been received from producers.
     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.
     Current operations and hurricane damage. Wells in the South Timbalier Block 131, South Marsh Island Block 48, East Cameron Block 64 fields and one lease in the Ship Shoal Block 154 field remained shut in during the current quarter. The Minerals Management Service granted a suspension of production until September 30, 2006 on the lease in the Ship Shoal Block 154 field and approved suspension on the other fields to the first quarter of 2007.
Summary Review of Operating Results
     Net income for the six months ended December 31, 2006 increased approximately 51% to $1.33 per unit as compared to $0.88 per unit for the comparable period in 2005. Oil production for the six months ended December 31, 2006 increased approximately 6,200 barrels and natural gas production increased approximately 79,000 mcf from the levels realized in the comparable period in 2005. For the six months ended December 31, 2006, the average price realized for a barrel of oil increased $3.81 over the price realized in the comparable period in 2005 and the average price realized for a thousand cubic feet (mcf) of natural gas decreased $2.09 over the price realized in the comparable period in 2005.
     Distributions to unitholders amounted to $1.14 per unit for the six months ended December 31, 2006, a decrease of approximately 19% from the $1.40 distribution for the comparable period in 2005.
     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
December 31, 2005	6,363	32,537	0.36	0.79
March 31, 2006	7,482	61,295	0.49	0.39
June 30, 2006	13,704	85,681	0.72	0.45
September 30, 2006	12,327	54,523	0.68	0.57
December 31, 2006	7,975	108,885	0.65	0.58

(1)	Excludes the Trust’s equity interest in Tidelands.

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
Results of Operations—Three Months Ended December 31, 2006 and 2005
     Net income increased 82% to $1,302,229 for the three months ended December 31, 2006, from $714,456 realized for the comparable three months in 2005.
     Operations in the Gulf of Mexico during the quarter ended December 31, 2005 were affected by two hurricanes. Katrina made landfall near New Orleans on August 29, 2005 and Rita made landfall near Port Arthur on September 24, 2005. Because of these storms, a number of fields were shut in for part of August and all of September 2005.
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
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended December 31, 2006 increased 25% to approximately $462,000, from approximately $371,000 realized for the comparable three months in 2005. There was a 23% increase in production and a 1% decrease in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, increased 93% to approximately $626,000 from approximately $324,000 for the comparable three months in 2005. There was a 235% increase in production and a 42% decrease in the price realized.
     Income from the Trust’s equity in Tidelands increased approximately 384% for the three months ended December 31, 2006 as compared to the comparable three months of 2005. The wells on West Cameron Block 165 that were shut-in due to hurricane damage to the pipeline transporting the natural gas from this field were back on production during the current quarter.

     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended December 31, 2006, and those realized in the comparable three months in 2005, excluding the Trust’s equity interest in Tidelands.

	Three Months Ended December 31,
	2006	2005
OIL
Barrels sold	7,975	6,363
Average price	$57.94	$58.36

NATURAL GAS
Mcf sold	108,885	32,537
Average price	$5.75	$9.95
Results of Operations—Six Months Ended December 31, 2006 and 2005
     Net income increased 51% to $2,659,454 for the six months ended December 31, 2006, from $1,761,718 realized for the comparable six months in 2005.
     Operations in the Gulf of Mexico during the six months ended December 31, 2005 were affected by two hurricanes. Katrina made landfall near New Orleans on August 29, 2005 and Rita made landfall near Port Arthur on September 24, 2005. Because of these storms, a number of fields were shut in for part of August and all of September 2005.
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
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the six months ended December 31, 2006 increased 54% to approximately $1,282,000, from approximately $833,000 realized for the comparable six months in 2005. There was a 43% increase in production and a 7% increase in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, increased 44% to approximately $1,002,000 from approximately $694,000 for the comparable six months in 2005. There was a 93% increase in production and a 25% decrease in the price realized.
     Income from the Trust’s equity in Tidelands decreased approximately 47% for the six months ended December 31, 2006 as compared to the comparable six months of 2005. The wells on West Cameron Block 165 that were shut-in due to hurricane damage to the pipeline transporting the natural gas from this field were back on production during the current six-month period.

     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the six months ended December 31, 2006, and those realized in the comparable six months in 2005, excluding the Trust’s equity interest in Tidelands.

	Six Months Ended December 31,
	2006	2005
OIL
Barrels sold	20,302	14,150
Average price	$63.17	$58.86

NATURAL GAS
Mcf sold	163,408	84,835
Average price	$6.13	$8.18
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
Item 4. Controls and Procedures
     Bank of America, N.A., as Trustee of the Trust, is responsible for establishing and maintaining the Trust’s disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to the Trust and its subsidiary is communicated to the Trustee. As of the end of the period covered by this report, the Trustee evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
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

MARINE PETROLEUM TRUST Bank of America, N.A., Trustee
February 14, 2007	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

Marine Petroleum Trust
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650