Form 10-Q
period 2007-03-31
MARINE PETROLEUM TRUST
filed 2007-05-15
CIK 62362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
As of April 30, 2007, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2007 and June 30, 2006
(Unaudited)

	March 31,	June 30,
	2007	2006
ASSETS

Current Assets:
Cash and cash equivalents	$1,678,603	$1,454,283
Oil and gas royalties receivable	934,430	919,494
Receivable from affiliate	322,545	67,123

Total current assets	$2,935,578	$2,440,900

Investment in affiliate	622,044	343,856
Producing oil and gas properties	7	7

	$3,557,629	$2,784,763

LIABILITIES AND TRUST EQUITY

Current Liabilities – Federal income taxes payable	$2,800	$1,800

Trust Equity:
Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	3,554,821	2,782,955

Total trust equity	3,554,829	2,782,963

	$3,557,629	$2,784,763

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME
For the Three Months and Nine Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Income:
Oil and gas royalties	$1,291,548	$1,009,414	$3,576,320	$2,536,112
Equity in earnings of affiliate	383,626	36,081	838,906	346,121
Interest income	19,232	11,742	58,478	38,140

	1,694,406	1,057,237	4,473,704	2,920,373

Expenses:
General and administrative	62,099	73,198	174,543	171,417

Income before Federal income taxes	1,632,307	984,039	4,299,161	2,748,956
Federal income taxes of subsidiary	4,600	1,800	12,000	5,000

Net income	1,627,707	982,239	4,287,161	2,743,956
Undistributed income at beginning of year	3,152,728	2,045,682	2,782,955	3,080,014

	4,780,435	3,027,921	7,070,116	5,823,970
Distributions to unitholders	1,225,614	783,002	3,515,295	3,579,052

Undistributed income at end of year	$3,554,821	$2,244,919	$3,554,821	$2,244,918

Net income per unit	$0.81	$0.49	$2.14	$1.37

Distributions per unit	$0.61	$0.39	$1.76	$1.79

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2007 and 2006
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,287,161	$2,743,956

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	—	1,137
Equity in undistributed earnings of affiliate	(838,906)	(346,120)
Distributions of earnings of affiliate	560,718	529,079
Change in assets and liabilities:
Oil and gas royalties receivable	(14,936)	504,659
Receivable from affiliate	(255,422)	178,400
Interest receivable	—	1,426
Income taxes payable	1,000	2,000
Net cash provided by operating activities	3,739,615	3,614,537

Cash flows from investing activities – proceeds from U.S. Agency bonds	—	200,000

Cash flows used in financing activities—distributions to unitholders	(3,515,295)	(3,579,052)

Net increase in cash and cash equivalents	224,320	235,485

Cash and cash equivalents at beginning of period	1,454,283	1,171,006

Cash and cash equivalents at end of period	$1,678,603	$1,406,491

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and should be read in conjunction with the Trust’s annual report on Form 10-K for the fiscal year ended June 30, 2006. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007.
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
     As stated under “Accounting Policies” above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of the Trust and MPC. However, distributable income is paid from the unconsolidated account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC that are paid to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s equity interest in the Tidelands Royalty Trust B (“Tidelands”), a separate publicly traded royalty trust, (iv) dividends paid by MPC, less (v) administrative expenses incurred by the Trust.
     The Trust relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were 36 new well completions made during the nine months ended March 31, 2007 on leases in which the Trust has an interest. Public records also indicate that there were 13 wells in the process of being drilled and 6 permits for wells to be drilled in the future.
     Based on the latest public records reviewed by the Trust, there are approximately 230 wells subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.
     The Trust cannot project either net income or distributable net income in the future.
Undistributed Income
     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as MPC’s Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004 the Board of Directors of MPC has declared quarterly dividends equal to 2%

of overriding royalties collected each quarter. On March 31, 2007, undistributed income of the Trust and MPC amounted to $2,662,112 and $892,709, respectively.
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition – Liquidity and Capital Resources
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
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the nine months ended March 31, 2007. Please see our annual report on Form 10-K for the year ended June 30, 2006 for a detailed discussion of our critical accounting policies.

General
     The Trust realized 59% of its revenue from the sale of oil and 41% from the sale of natural gas during the nine months ended March 31, 2007. Revenue includes estimated royalties of oil and natural gas produced but payment for that production has not been received from producers.
     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on the determination date.
     Current operations and hurricane damage. Wells in the South Timbalier Block 131, South Marsh Island Block 48 and East Cameron Block 64 fields remained shut in during the current quarter. The Minerals Management Service granted a suspension of production on these fields until the second quarter of 2007.
Summary Review of Operating Results
     Net income for the nine months ended March 31, 2007 increased approximately 56% to $2.14 per unit as compared to $1.37 per unit for the comparable period in 2006. Oil production for the nine months ended March 31, 2007 increased approximately 11,700 barrels and natural gas production increased approximately 79,600 mcf from the levels realized in the comparable period in 2006. For the nine months ended March 31, 2007, the average price realized for a barrel of oil increased $5.03 over the price realized in the comparable period in 2006 and the average price realized for a thousand cubic feet (mcf) of natural gas decreased $2.26 over the price realized in the comparable period in 2006.
     Distributions to unitholders amounted to $1.76 per unit for the nine months ended March 31, 2007, a decrease of approximately 2% from the $1.79 distribution for the comparable period in 2006.
     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
March 31, 2006	7,482	61,295	0.49	0.39
June 30, 2006	13,704	85,681	0.72	0.45
September 30, 2006	12,327	54,523	0.68	0.57
December 31, 2006	7,975	108,885 (2)	0.65	0.58
March 31,2007	13,089	62,392	0.81	0.61

(1)	Excludes the Trust’s equity interest in Tidelands.

(2)	Natural gas volumes for December 31, 2006 reflect the increased demand due to summer and fall weather conditions.
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
Results of Operations—Three Months Ended March 31, 2007 and 2006
     Net income increased 66% to $1,627,707 for the three months ended March 31, 2007, from $982,239 realized for the comparable three months in 2006.
     Oil and gas production in the three months ended March 31, 2007 increased substantially over the volumes realized in the quarter ended March 31, 2006. Production in the three months ended March 31, 2006 was down due to the damages caused by Hurricane Katrina in the fall of 2005. Other factor include an increase in the price realized for crude oil which was offset somewhat by a decrease in the price realized for natural gas.
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
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended March 31, 2007 increased 95% to approximately $816,000, from approximately $418,000 realized for the comparable three months in 2006. There was a 75% increase in production and a 12% increase in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 20% to approximately $475,000 from approximately $593,000 for the comparable three months in 2006. There was a 2% increase in production and a 21% decrease in the price realized.
     Income from the Trust’s equity in Tidelands increased approximately 963% for the three months ended March 31, 2007 as compared to the comparable three months of 2006. The wells on West Cameron Block 165 that were shut-in due to hurricane damage to the pipeline transporting the natural gas from this field were back on production during the current quarter.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended March 31, 2007, and those realized in the comparable three months in 2006, excluding the Trust’s equity interest in Tidelands.

	Three Months Ended March 31,
	2007	2006
OIL
Barrels sold	13,089	7,482
Average price	$62.35	$55.87

NATURAL GAS
Mcf sold	62,392	61,295
Average price	$7.62	$9.67

Results of Operations—Nine Months Ended March 31, 2007 and 2006
     Net income increased 56% to $4,287,161 for the nine months ended March 31, 2007, from $2,743,956 realized for the comparable nine months in 2006.
     Operations in the Gulf of Mexico during the nine months ended March 31, 2006 were affected by two hurricanes. Hurricane Katrina made landfall near New Orleans on August 29, 2005 and Hurricane Rita made landfall near Port Arthur on September 24, 2005. Because of these storms, a number of fields were shut in during the nine months ended March 31, 2006.
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
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the nine months ended March 31, 2007 increased 68% to approximately $2,099,000, from approximately $1,251,000 realized for the comparable nine months in 2006. There was a 54% increase in production and a 9% increase in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, increased 15% to approximately $1,477,000 from approximately $1,286,000 for the comparable nine months in 2006. There was a 55% increase in production and a 26% decrease in the price realized.
     Income from the Trust’s equity in Tidelands increased approximately 142% for the nine months ended March 31, 2007 as compared to the comparable nine months of 2006. The wells on West Cameron Block 165 that were shut-in due to hurricane damage to the pipeline transporting the natural gas from this field were back in production during the current nine-month period.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the nine months ended March 31, 2007, and those realized in the comparable nine months in 2006, excluding the Trust’s equity interest in Tidelands.

	Nine Months Ended March 31,
	2007	2006
OIL
Barrels sold	33,391	21,632
Average price	$62.86	$57.83

NATURAL GAS
Mcf sold	225,800	146,130
Average price	$6.54	$8.80
State Tax Considerations
     In May 2006, the State of Texas passed legislation to implement a new margin tax at a rate of 1% to be imposed on revenues less certain costs, as specifically set forth in the new legislation. The effective date of the new legislation is January 1, 2008, but the tax generally will be imposed on revenues generated in 2007 and thereafter. Entities subject to tax generally include trusts unless otherwise exempt, and most other types of entities. Trusts that meet certain statutory requirements are generally exempt from the margin tax as “passive entities.” Although the income of the Trust is passive as it consists primarily of royalty income from the sale of crude oil and natural gas, there is no clear authority that the Trust satisfies all the margin tax statutory requirements for the exemption for passive entities to apply. Therefore, pending additional legislative action or the issuance of applicable administrative rules promulgated by the Texas Comptroller, it is uncertain whether the Trust would be exempt from the margin tax as a passive entity or subject to the margin tax at the trust level. Approximately 65% of the Trust’s royalty income is generated in Texas.
     If the Trust is exempt from the margin tax at the Trust level as a passive entity, each unitholder that is a taxable entity would generally include its share of the Trust’s revenue in its margin tax computation. If, however, the margin tax is imposed on the Trust at the Trust level, each unitholder would generally exclude its share of the Trust’s net income from its margin tax calculation.
     Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
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

MARINE PETROLEUM TRUST Bank of America, N.A., Trustee
May 15, 2007	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

Marine Petroleum Trust
c/o Bank of America, N.A.
P.O. Box 830650
Dallas, Texas 75283-0650