Form 10-K
period 2007-06-30
MARINE PETROLEUM TRUST
filed 2007-09-28
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007.
OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .
Commission File No. 0-8565
Marine Petroleum Trust
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-6008017 (I.R.S. Employer Identification No.)

c/o The Corporate Trustee:
Bank of America, N.A.
P. O. Box 830650, Dallas, Texas	75283-0241
(Address of principal executive offices)	(Zip Code)
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
Yes ☐           No ☑
     Aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 29, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $44,926,275. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
     Number of units of beneficial interest outstanding as of September 10, 2007 was 2,000,000.
Documents Incorporated by Reference:
None

ITEM 1.	BUSINESS
     Organization. Marine Petroleum Trust (“Marine”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Marine was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between Marine’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests are now held by Chevron Corporation (“Chevron”), Elf Exploration, Inc. (“Elf”), and their assignees. Marine may not engage in any other trade or business.
     The indenture pursuant to which Marine was created (as amended, the “Indenture”) provides that the corporate trustee is to distribute all cash in Marine, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of February, May, August and November. Payments are to be made on the 28th day of September, December, March and June of each fiscal year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day.
     The Indenture also provides that the term of the royalty trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.
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

     As of the date of filing of this Annual Report on Form 10-K, the leases subject to Marine’s interests cover 238,084 gross acres (including Tidelands’ interest in 22,948 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover sufficient reserves to make development economically worthwhile. In addition, the federal government may force termination of a lease if the working interest owner fails to fully develop a lease once it is acquired. The Tidelands lease on West Cameron Block 262 covering 2,500 acres was terminated during the year.
     For the year ended June 30, 2007, approximately 57% of Marine’s royalty revenues were attributable to the sale of oil and approximately 43% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, ability of wells to produce due to depletion and by changes in the market price for oil and natural gas. The following table presents the percent of production from various companies which paid over 90% of the royalties in each of the past three years.

	Year Ended June 30,
Company	2007	2006	2005
Chevron USA, Inc.	63%	65%	78%
Walter Oil & Gas Corporation	7%	8%	—
Anglo Suisse Offshore Partners LLP	6%	6%	—
Century Exploration Company	5%	5%	5%
Devon Energy Production Company	4%	1%	2%
Apache Corporation	3%	—	—
Newfield Exploration Company	2%	2%	2%
Energy XXI GOM LLC	2%	—	—
SPN Resources LLC	2%	—	—
W&T Offshore Inc.	2%	—	—
Kerr-McGee Corporation	1%	3%	2%
BP America Production Company	1%	2%	2%
Others	2%	8%	9%

	100%	100%	100%
In addition, Marine’s revenues from its equity interest in Tidelands accounted for approximately 19%, 9% and 14% of Marine’s revenue for the years ended June 30, 2007, 2006 and 2005, respectively. Tidelands has reported that royalty revenues from Baron Petroleum, Noex Energy Inc., W & T Offshore and Devon Energy Production Company accounted for more than 95% of Tidelands’ royalty revenue for the years ended December 31, 2006, 2005 and 2004.
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
     The occurrence of drilling, production or transportation accidents and other natural disasters in the Royalty Area will reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example there were two major hurricanes in the Gulf of Mexico during the fiscal year ended June 30, 2006. Some wells were lost due to these hurricanes. Other wells were off production for most of the quarter that ended December 31, 2005 and did not start recovering until the quarter that ended June 30, 2006. As a result, oil and natural gas production for the first, second, third and fourth quarters of fiscal 2006 were down 45%, 61%, 41% and 7%, respectively, from the oil and natural gas production realized in the fourth quarter of fiscal 2005.
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
     The net proceeds payable to Marine are derived from the sale of oil and natural gas, which are depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects in the Royalty Area will affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If operators of the Royalty Area do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently experienced by Marine.
Unitholders have limited voting rights.
     Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, Marine is administered by a corporate Trustee in accordance with the Indenture and other organizational documents. The Trustee has limited discretion in its administration of Marine.
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
If it is determined that Marine is subject to the Texas margin tax, the Trustee may have to withhold a disproportionate amount from future distributions to pay the tax liability.
     The Trustee does not intend to pay any amounts for the new Texas margin tax for tax year 2007, based on Marine’s belief that it is exempt from tax as a passive entity; however, there is currently no clear statutory authority that Marine meets requirements for the margin tax exemption as a passive entity. If it is subsequently determined that Marine is not exempt from the margin tax, Marine would be required to deduct and withhold from future distributions the amounts necessary to pay the margin tax for the entire 2007 year, including the tax liability accruing on income distributed after December 2006, attributable to 2007 revenues, from which no tax was withheld.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None.

ITEM 2.	PROPERTIES
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
     Marine did not file any reports during the fiscal year ended June 30, 2007 with any federal authority or agency with respect to oil and natural gas reserves.
     Due to the nature of Marine’s business, it does not have any delivery commitments.
     Production. Information regarding the net quantities of oil and natural gas produced with respect to Marine’s overriding royalty interests (excluding its equity interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Marine are based, is set forth in the following table:

	Year Ended June 30,
	2007	2006	2005
Net Quantities Sold
Oil (in barrels (“bbls”))	42,260	35,336	49,132
Natural Gas (in thousands of cubic feet (“mcf”))	292,326	231,811	309,951
Average Price
Oil (per bbl)	$65.98	$54.53	$46.02
Natural Gas (per mcf)	$7.30	$8.65	$6.29
     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
     Productive Wells. Based on the latest public records reviewed by Marine, there were approximately 240 producing wells subject to Marine’s interests, some of which contained multiple completions. Approximately 100 wells were classified as oil wells and approximately 140 wells were classified as natural gas wells. Most of the wells produce both oil and natural gas. See “Difficulty in Obtaining Certain Data” below.
     Drilling Activity. The following table shows the number of wells drilled in which Marine has an interest (including its equity interest in Tidelands) for each of its last three fiscal years:

	Year Ended June 30,
	2007	2006	2005
Development
Oil	15	10	20
Natural Gas	30	15	27
Dry	3	2	8

Totals	48	27	55

     Information regarding net wells or acres is not included since Marine does not own any working interests.
     Lease Acreage. Marine has an overriding royalty interest (including its equity interest in Tidelands) in 64 different oil and natural gas leases covering 238,084 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

Leases Granted by(1):	Producing
United States	232,554
State of Texas	640
State of Louisiana	4,890

238,084

(1)	Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. There are 3,958 acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.
     Expired Leases. The 2,500-acre lease on West Cameron Block 262 expired at the end of its 5-year term. There were no wells drilled on the lease.
     The overriding royalty interest owned by Marine is a fractional interest out of total oil and natural gas sold, and is free and clear of all operating costs. The actual percentage interest in a lease attributable to Marine’s interest varies from lease to lease. The acreage weighted average percentage interest attributable to Marine’s interest in all of these leases is 0.5811%.

     Present Activities. As of June 30, 2007, public records indicate that nine wells are either being drilled, re-drilled or worked over on tracts in which Marine has an interest. Public records indicate that operators have designated locations for four additional operations. There is no assurance that these wells will be drilled, and if they are drilled, that they will be successful.
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
     No matters have been presented to the unitholders to be voted upon during the fiscal year ended June 30, 2007.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The units of beneficial interest in Marine trade on the Nasdaq Capital Market under the symbol “MARPS.” Distributions of cash are made to unitholders quarterly. The following table presents the range of high and low sales prices by quarter for the past two years. The per unit amount of cash distributed to unitholders for each of these quarters is also presented in the table.

	Sales Price
			Distributions
Quarter Ending	High	Low	Per Unit
September 30, 2006	31.00	19.58	0.568
December 31, 2006	26.24	22.29	0.576
March 31, 2007	27.79	23.20	0.613
June 30, 2007	32.64	26.05	0.703
September 30, 2005	28.50	24.90	0.609
December 31, 2005	31.98	27.50	0.789
March 31, 2006	34.00	22.82	0.392
June 30, 2006	25.60	20.00	0.447
     Marine is authorized to issue and has issued 2,000,000 units of beneficial interest. On June 30, 2007, these outstanding units were held of record by 449 unitholders.

     Marine must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $35,000 for the distribution paid on June 28, 2007. Such distributions have been made since Marines’ inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.
     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to Marine on the determination date.
     Marine does not maintain any equity compensation plans. Marine did not repurchase any units of beneficial interest during the period covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

	Year Ended June 30,
	(In Thousands Except Per Unit Amounts)
	2007	2006	2005	2004	2003
Statement of Income and Undistributed
Income Selected Data
Income:
Oil and natural gas royalties	$4,921	$3,942	$4,211	$4,312	$4,909
Equity in Tidelands	1,189	405	711	288	440
Interest	79	54	28	24	35

	$6,189	$4,401	$4,950	$4,624	$5,384

Expenses:
General and administrative	$218	$218	$207	$227	$218
Federal income taxes of subsidiary	20	8	3	—	7

	238	226	210	227	$225

Net income	$5,951	$4,175	$4,740	$4,397	$5,159

Distributions	$4,922	$4,472	$4,576	$5,259	$4,478

Per Unit (2,000,000 outstanding)
Net income	$2.98	$2.09	$2.37	$2.20	$2.58

Distributions	$2.46	$2.24	$2.29	$2.63	$2.24

Balance Sheet Selected Data
Total assets	$3,820	$2,785	$3,081	$2,916	$3,779

Trust equity	$3,812	$2,783	$3,080	$2,916	$3,779

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Summary Review. Marine’s net income for the year ended June 30, 2007 amounted to $5,950,819 or $2.98 per unit as compared to $4,175,357 or $2.09 per unit in fiscal 2006 and $4,739,610 or $2.37 per unit in fiscal 2005.
     These results also include income from Marine’s equity interest in Tidelands which amounted to $1,189,027 for fiscal 2007, $405,260 for fiscal 2006 and $710,818 for fiscal 2005. Income from Tidelands contributed approximately 19% of Marine’s royalty income for fiscal 2007 as compared to 9% and 14% of Marine’s income for fiscal 2006 and 2005, respectively.
     Marine’s administrative expenses increased to $218,089 in fiscal 2007 from $217,665 spent in fiscal 2006. This increase was substantially due to increased fees for professional services.
     Interest income increased to $78,418 in fiscal 2007 from $53,492 realized in fiscal 2006 due to a moderate increase in interest rates.
     The following table shows the number of wells drilled or worked over on leases in which Marine has an interest (including its equity interest in Tidelands) and the number of producing wells for the past three fiscal years.

	Year Ended June 30,
	2007	2006	2005
Drilled	48	27	55
Producing	240	260	320
     Hurricanes Katrina and Rita are the primary cause of the 25% decrease since 2005 in the number of producing wells on leases in which Marine has an interest. The majority of the loss of producing wells was due to Hurricane Katrina. In addition, some wells have been lost due to depletion.
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

	Year Ended June 30,
	2007	2006	2005
Income from:
Oil royalties	$2,788,226	$1,937,145	$2,260,902
Natural gas royalties	$2,133,187	$2,004,925	$1,949,859
Totals	$4,921,413	$3,942,070	$4,210,761
Net quantities sold:
Oil (bbls)	42,260	35,336	49,132
Natural gas (mcf)	292,326	231,811	309,951
Average price:
Oil	$65.98	$54.53	$46.02
Natural gas	$7.30	$8.65	$6.29
     Oil and Gas Royalties — 2007 and 2006. Revenue from oil royalties amounted to $2,788,226 in fiscal 2007, an increase of 44% from the $1,937,145 realized in fiscal 2006. The average price realized for a barrel of oil increased 21% to $65.98 over the $54.53 realized in fiscal 2006. Oil production increased 20% to 42,260 barrels.
     Revenue from natural gas royalties amounted to $2,133,187, an increase of 6% over the $2,004,925 realized in fiscal 2006. The average price of a thousand cubic feet (mcf) of natural gas decreased 16% to $7.30 and production increased 26% to 292,326 mcf.
     Oil and Gas Royalties — 2006 and 2005. Revenue from oil royalties amounted to $1,937,145 in fiscal 2006, a decrease of 16% from the $2,260,902 realized in fiscal 2005. The average price of a barrel of oil increased 18% to $54.53 and production decreased 28% to 35,336 barrels.
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
     Weather was the primary cause of the decline in oil and natural gas royalties in fiscal 2006. There were two major hurricanes in the Gulf of Mexico during the fiscal year ended June 30, 2006. Some wells were lost due to the hurricanes. Other wells were off production for most of the quarter that ended December 31, 2005 and did not start recovering until the quarter that ended March 31, 2006. Revenues for the first, second and third quarters of fiscal 2006 were down 34%, 45%, and 20%, respectively, from the revenue realized in the fourth quarter of fiscal 2005.
     Capital Resources and Liquidity. Because of the nature of Marine as a trust entity, there is no requirement for capital. Marine’s only obligation is to distribute to unitholders the net income actually collected net of general and administrative cost. As an administrator of oil and natural gas royalty properties, Marine collects income monthly, pays expenses of administration, and disburses all net income collected to its unitholders each quarter. Because all of Marine’s revenues are invested in liquid funds pending distribution, Marine does not experience liquidity problems.
     Marine’s Indenture (and the charter and by-laws of MPC) expressly prohibits the operation of any kind of trade or business. Marine owns an interest in oil and natural gas properties which are depleting assets. Marine cannot acquire new or additional interests due to the prohibition against these investments. Because of these restrictions, Marine does not require short term or long term capital. These restrictions, along with other factors, allow Marine to be treated as a grantor trust; thus all income and deductions of Marine, for tax purposes, should flow through to each individual unitholder. Marine is not a taxable entity. However, MPC is a taxable entity and pays state and federal taxes on its income, excluding the 98% net profits interest to be distributed to Marine and deducting statutory depletion.
     Marine does not currently have any long term contractual obligations. Marine has not participated in any off-balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     All schedules have been omitted because they are either not required, not applicable or the required information is included in the financial statements and notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     During fiscal years 2007 and 2006, there have been no disagreements between Marine and its independent registered public accounting firm on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

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
     Directors and Officers. Marine is a trust created under the laws of the State of Texas. Marine’s Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, Bank of America, N.A., serves as Trustee.
     Section 16(a) Beneficial Ownership Reporting Compliance. Marine has no directors or officers and is not aware of any beneficial owner of more than ten percent of the units of beneficial interest who failed to report on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.
     Code of Ethics. Because Marine has no employees, it does not have a code of ethics. Employees of the corporate trustee, Bank of America, N.A., must comply with the bank’s code of ethics, a copy of which will be made available to unitholders without charge, upon request by appointment at Bank of America Plaza, 17th floor, 901 Main Street, Dallas, Texas 75202.
     Committees. Marine has no directors and therefore has no audit committee or audit committee financial expert and no nominating committee.

ITEM 11.	EXECUTIVE COMPENSATION
     During the fiscal year 2007, Marine paid or accrued fees of $35,566 to Bank of America, N.A., as Trustee. These fees are paid in accordance with the terms of the Indenture.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
     The following table sets forth the persons known to Marine who own beneficially more than five percent of the outstanding units of beneficial interest as of September 27, 2007:

	Amount and Nature of
Name and Address	Beneficial Ownership	Percent of Class
Robert H. Paslay	202,949 units	10.1%
1007 Gasserway Circle
Brentwood, TN 37027

Patricia Martin	174,529 units	8.7%
2520 Whispering Oaks Lane
Delray Beach, FL 33445

     There are no executive officers or directors of Marine. Bank of America, N.A. does not beneficially own any units of beneficial interest.
     Marine has no equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Fees for services performed by KPMG LLP for the years ended June 30, 2007 and 2006 are:

	2007	2006
Audit Fees	$44,575	$37,100
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
     As referenced in Item 10 above, Marine has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements — see “Financial Statements and Supplementary Data” above.
     The consolidated financial statements, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, as contained in the Form 10-K of Tidelands Royalty Trust “B” for its fiscal year ended December 31, 2005 and filed with the Securities and Exchange Commission, are hereby incorporated herein by reference for all purposes.
     (b) Exhibits:
4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001, and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002, and incorporated by reference herein.

31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated financial statements of Tidelands Royalty Trust “B” for the fiscal years ended December 31, 2006 and 2005, and report of KPMG LLP, independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee
Marine Petroleum Trust:
     We have audited the accompanying consolidated balance sheets of Marine Petroleum Trust and subsidiary (“Marine”) as of June 30, 2007 and 2006 and the related consolidated statements of income and undistributed income and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Marine Petroleum Trust and subsidiary as of June 30, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Dallas, Texas
September 27, 2007

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2007 and 2006
ASSETS

	2007	2006
Current assets:
Cash and cash equivalents	$1,636,082	$1,454,283
Oil and gas royalties receivable	1,186,503	919,494
Receivables from affiliate	350,126	67,123
Total current assets	3,172,711	2,440,900

Investment in affiliate	646,963	343,856
Producing oil and gas properties	7	7

	$3,819,681	$2,784,763

LIABILITIES AND TRUST EQUITY
Current liabilities — Federal income taxes payable	$7,600	$1,800
Trust equity
Corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	3,812,073	2,782,955

Total trust equity	3,812,081	2,782,963

	$3,819,681	$2,784,763

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND UNDISTRIBUTED INCOME
Three Years Ended June 30, 2007

	2007	2006	2005
Income:
Oil and gas royalties	$4,921,413	$3,942,070	$4,210,761
Equity in earnings of affiliate	1,189,027	405,260	710,818
Interest income	78,418	53,492	28,201

	6,188,858	4,400,822	4,949,780
Expenses:
General and administrative	218,089	217,665	207,170

Income before federal income taxes	5,970,769	4,183,157	4,742,610
Federal income taxes of subsidiary	19,950	7,800	3,000

Net income	5,950,819	4,175,357	4,739,610
Undistributed income at beginning of year	2,782,955	3,080,014	2,916,196

	8,733,774	7,255,371	7,655,806
Distributions to unitholders	4,921,701	4,472,416	4,575,792

Undistributed income at end of year	$3,812,073	$2,782,955	$3,080,014

Net income per unit	$2.98	$2.09	$2.37

Distributions per unit	$2.46	$2.24	$2.29

Units Outstanding	2,000,000	2,000,000	2,000,000
See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended June 30, 2007

	2007	2006	2005
Cash flows from operating activities:
Net income	$5,950,819	$4,175,357	$4,739,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	2,400	—
Equity in earnings of affiliate	(1,189,027)	(405,260)	(710,818)
Distributions of earnings of affiliate	885,920	591,753	547,679
Amortization of premium	—	—	4,606
Change in assets and liabilities:
Oil and gas royalties receivable	(267,009)	50,840	(4,339)
Receivables from affiliate	(283,003)	138,377	(135,081)
State & federal taxes refundable	—	—	578
Interest receivable	—	1,426	708
Income taxes payable	5,800	800	1,000

Net cash provided by operating activities	5,103,500	4,555,693	4,443,943

Cash flows from investing activities — Proceeds from sale of U.S. agency bonds	—	200,000	100,000

Net cash provided by investing activities	—	200,000	100,000

Cash flows used in financing activities — distributions to unitholders	(4,921,701)	(4,472,416)	(4,575,792)

Net increase (decrease) in cash and cash equivalents	181,799	283,277	(31,849)
Cash and cash equivalents at beginning of period	1,454,283	1,171,006	1,202,855

Cash and cash equivalents at end of period	$1,636,082	$1,454,283	$1,171,006

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended June 30, 2007

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
   (d) Undistributed Income
     Marine’s indenture agreement provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day. Undistributed income includes $900,356 and $897,051 applicable to MPC at June 30, 2007 and 2006, respectively.
   (e) Federal Income Taxes
     No provision has been made for federal income taxes on Marine’s income since such taxes are the liability of the unitholders.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2007
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
   (f) Credit Risk Concentration and Cash Equivalents
     Financial instruments which potentially subject Marine and MPC to concentrations of credit risk are primarily investments in cash equivalents, U.S. Treasury and agency bonds and receivables. Marine and MPC place their cash investments with financial institutions or companies that management considers credit worthy. Marine has not experienced significant problems collecting its receivables in the past.
     Marine and MPC had cash equivalents of $1,636,082 and $1,454,283 at June 30, 2007 and 2006, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds, and money market mutual funds. For purposes of the statements of cash flows, Marine considers all investments with initial maturities of three months or less to be cash equivalents.
   (g) Statements of Cash Flows
     MPC made federal income tax payments of $14,150 and $7,000 in the years ended June 30, 2007 and 2006, respectively.
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
Three Years Ended June 30, 2007
   (j) Income Per Unit
     Income per unit is calculated by dividing net income by the weighted average number of units of beneficial interest outstanding during the period.
   (k) Significant Royalty Sources
     Royalty revenue received by Marine from producers is summarized as follows:

	Years Ended June 30,
Company	2007	2006	2005
Chevron USA, Inc.	63%	65%	78%
Walter Oil & Gas Corporation	7%	8%	—
Anglo Suisse Offshore Partners LLP	6%	6%	—
Century Exploration Company	5%	5%	5%
Devon Energy Production Company	4%	1%	2%
Apache Corporation	3%	—	—
Newfield Exploration Company	2%	2%	2%
Energy XXI GOM LLC	2%	—	—
SPN Resources LLC	2%	—	—
W&T Offshore Inc.	2%	—	—
Kerr-McGee Corporation	1%	3%	2%
BP America Production Company	1%	2%	2%
Others	2%	8%	9%

	100%	100%	100%

(2)	Investment in and Receivables from Affiliate — Tidelands Royalty Trust “B”
     At June 30, 2007 and 2006, Marine owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by Marine had a quoted market value of $10,978,923 and $4,862,935 at June 30, 2007 and 2006, respectively.
     Marine and Tidelands share certain common costs which are allocated between them based on their respective net revenues.
     The investment in affiliate is accounted for by the equity method. The following summarizes changes in this account for 2007 and 2006.

	2007	2006
Balance at beginning of year	$343,856	$530,349
Equity in earnings of affiliate	1,189,027	405,260
Distribution of earnings	(885,920)	(591,753)

Balance at end of year	$646,963	$343,856

     At June 30, 2007 and 2006, receivables from affiliate includes $350,126 and $62,674, respectively, of income distributable to Marine as a Tidelands unitholder.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2007
     The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands.
BALANCE SHEETS
Assets

	June 30,
	2007	2006
Cash and cash equivalents	$2,278,043	$1,089,961
Oil and gas royalties receivable	740,267	162,607
Other	2	2

	$3,018,312	$1,252,570

Liabilities and Trust Equity

	2007	2006
Liabilities (including $996,271 and $191,691 payable to unitholders in 2007 and 2006, respectively)	$1,035,550	$198,746
Corpus	2	2
Undistributed income	1,982,760	1,053,822

	$3,018,312	$1,252,570

Statements of Income

	Year Ended June 30,
	2007	2006	2005
Income	$3,845,404	$1,383,272	$2,311,598
Expenses	163,118	125,976	128,962

Income before federal income taxes	3,682,286	1,257,296	2,182,636
Federal income taxes of Tidelands’ subsidiary	38,250	15,289	13,601

Net income	$3,644,036	$1,242,007	$2,169,035

     Tidelands is a registrant with the Securities and Exchange Commission and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Three Years Ended June 30, 2007

(3)	Summary of Quarterly Financial Data (Unaudited)
     The following quarterly financial information for fiscal year 2007 and 2006 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim period have been included.

	Oil and			Net
	Gas		Net	Income
	Royalties	Expenses	Income	Per Unit

Quarter ended:
September 30, 2006	$1,196,408	40,226	1,357,225	0.68
December 31, 2006	1,088,364	72,218	1,302,229	0.65
March 31, 2007	1,291,548	62,099	1,627,707	0.81
June 30, 2007	1,345,093	43,546	1,663,658	0.83

	$4,921,413	218,089	5,950,819	2.97

Quarter ended:
September 30, 2005	$831,535	49,914	1,047,262	0.52
December 31, 2005	695,164	48,305	714,456	0.36
March 31, 2006	1,009,414	73,198	982,239	0.49
June 30, 2006	1,405,957	46,248	1,431,400	0.72

	$3,942,070	217,665	4,175,357	2.09

(4)	Supplemental Information Relating to Oil and Gas Reserves (Unaudited)
     Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas produced for its royalty interests and Marine’s equity in oil and natural gas produced for Tidelands’ royalty interests were as follows:

	2007	2006	2005
Marine:
Oil (barrels)	42,260	35,336	49,132

Gas (mcf)	292,326	231,811	309,951

Tidelands:
Oil (barrels)	2,466	1,816	2,627

Gas (mcf)	152,936	41,424	94,703

(5)	Texas Margin Tax
     Texas does not impose an income tax. Therefore, no part of the income produced by Marine is subject to an income tax in Texas. However, corporations and limited liability companies (regardless of how taxed for federal income tax purposes) doing business in Texas are subject to the Texas franchise tax, for tax years through 2006. Beginning with tax year 2007 (and earlier for certain fiscal year taxpayers), the new Texas margin tax applies to almost all entities with liability protection (including trusts). The Texas margin tax is a significant change in Texas tax law. Trusts that meet certain statutory requirements are generally exempt from the margin tax as a “passive entity.” Although the income of Marine is passive as it consists primarily of royalty income from certain oil and natural gas leases, there is currently no clear authority that Marine satisfies all the statutory requirements for the exemption for passive entities to apply. Therefore, pending additional legislative action in the 2007 legislative session or the issuance of applicable administrative rules promulgated by the Texas Comptroller, it is uncertain whether Marine would be exempt from the margin tax as a passive entity or subject to the margin tax at the trust level. Approximately 3% of Marine’s royalty income is generated in Texas. If Marine is exempt from the margin tax at the trust level as a passive entity, each Unitholder that is a taxable entity would generally include its share of Marine’s revenues in its margin tax computation. If, however, the margin tax is imposed on Marine at the trust level, each Unitholder would generally exclude its share of Marine’s revenues from its margin tax calculation. Under certain circumstances, Texas inheritance tax may be applicable to property in Texas (including intangible personal property such as the units) of both resident and nonresident decedents.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST (Registrant)
By:	BANK OF AMERICA, N.A.
in its capacity as trustee of Marine
Petroleum Trust and not in its individual capacity or otherwise

Date: September 28, 2007	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BANK OF AMERICA, N.A. in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise
Dated: September 28, 2007	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)