Form 10-Q
period 2007-09-30
MARINE PETROLEUM TRUST
filed 2007-11-14
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from                      to                      .
Commission file number 000-08565
Marine Petroleum Trust
(Exact name of registrant as specified in its charter)

Texas	75-6008017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bank of America, N.A.	75283-0650
P.O. Box 830650, Dallas, Texas (Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (214) 209-2444
None
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
As of November 12, 2007, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 and June 30, 2007

	September 30,
	2007	June 30,
	(Unaudited)	2007
ASSETS

Current Assets:
Cash and cash equivalents	$1,713,418	$1,636,082
Oil and gas royalties receivable	911,335	1,186,503
Receivable from affiliate	397,068	350,126

Total current assets	$3,021,821	$3,172,711

Investment in affiliate	588,616	646,963
Producing oil and gas properties	7	7

	$3,610,444	$3,819,681

LIABILITIES AND TRUST EQUITY

Current Liabilities — Federal income taxes payable	$10,300	$7,600

Trust Equity:
Corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	3,600,136	3,812,073

Total trust equity	3,600,144	3,812,081

	$3,610,444	$3,819,681

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Income:
Oil and gas royalties	$1,046,099	$1,196,408
Equity in earnings of affiliate	325,706	186,086
Interest income	19,944	18,757

	1,391,749	1,401,251
Expenses:
General and administrative	54,256	40,226

Income before Federal income taxes	1,337,493	1,361,025
Federal income taxes of subsidiary	6,700	3,800

Net income	1,330,793	1,357,225
Undistributed income at beginning of period	3,812,073	2,782,955

	5,142,866	4,140,180
Distributions to unitholders	1,542,730	1,136,986

Undistributed income at end of period	$3,600,136	$3,003,194

Net income per unit	$0.67	$0.68

Distributions per unit	$0.77	$0.57

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,330,793	$1,357,225

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of affiliate	(325,706)	(186,086)
Distributions of earnings of affiliate	384,053	14,146
Change in assets and liabilities:
Oil and gas royalties receivable	275,168	63,325
Receivable from affiliate	(46,942)	39,985
Income taxes payable	2,700	1,800

Net cash provided by operating activities	1,620,066	1,290,395

Cash flows used in financing activities—distributions to unitholders	(1,542,730)	(1,136,986)

Net increase in cash and cash equivalents	77,336	153,409

Cash and cash equivalents at beginning of period	1,636,082	1,454,283

Cash and cash equivalents at end of period	$1,713,418	$1,607,692

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and consolidated and should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.
     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be up to 60-90 days after the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron Corporation and the well head price for natural gas as reported by the Energy Information Agency, a division of the U.S. Department of Energy, for the period under report.
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
     As stated under “Accounting Policies” above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC that are paid to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s equity interest in the Tidelands Royalty Trust “B” (“Tidelands”), a separate publicly traded royalty trust, (iv) dividends paid by MPC, less (v) administrative expenses incurred by the Trust.
     The Trust relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were seven new well completions made during the three months ended September 30, 2007 on leases in which the Trust has an interest. Public records also indicate that there were eight wells in the process of being drilled and four permits for wells to be drilled in the future.
     Based on the latest public records reviewed by the Trust, there are approximately 240 wells subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.
Undistributed Income
     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as MPC’s Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004, the Board of Directors of MPC has declared quarterly dividends equal to 2% of overriding royalties collected each quarter. On September 30, 2007, undistributed income of the Trust and MPC amounted to $2,697,992 and $902,144, respectively.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition — Liquidity and Capital Resources
     The Trust is a royalty trust that was created in 1956 under the laws of the State of Texas. Bank of America, N.A. serves as corporate trustee. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation (“Chevron”), Elf Exploration, Inc. (“Elf”), and their assignees.
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
     The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions, for state and federal tax purposes, should flow through to each individual unitholder. However, in May 2006, the State of Texas passed legislation to implement a new franchise tax. Currently, we expect that the Trust will be exempt from the franchise tax as a passive entity. Please see “State Tax Considerations” on page 7 for a further discussion. However, MPC is a taxable entity and pays state and federal taxes on its income, excluding the 98% net profits interest to be distributed to the Trust and deducting statutory depletion.
Critical Accounting Policies
     As an overriding royalty owner, actual production results are not known to us until reported by the operator, which could be up to 60-90 days after the actual month of production. To comply with accounting principles generally accepted in the United States of America, we must estimate earned but unpaid royalties from this production. To estimate this amount, we utilize historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron and the well head price for natural gas as reported by the Energy Information Agency, a division of the U.S. Department of Energy for the period under report.
     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the three months ended September 30, 2007. Please see our Annual Report on Form 10-K for the year ended June 30, 2007 for a detailed discussion of our critical accounting policies.

General
     The Trust realized 63% of its revenue from the sale of oil and 37% from the sale of natural gas during the three months ended September 30, 2007. Revenue includes estimated royalties of oil and natural gas produced even if payment for that production has not yet been received from producers.
     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on or before ten days prior to the record date provided in the Indenture.
Summary of Operating Results
     Net income for the three months ended September 30, 2007 decreased approximately 1.5% to $0.67 per unit as compared to $0.68 per unit for the comparable period in 2006. Oil production for the three months ended September 30, 2007 decreased approximately 3,775 barrels and natural gas production increased approximately 10,125 mcf from the levels realized in the comparable period in 2006. For the three months ended September 30, 2007, the average price realized for a barrel of oil increased $13.19 over the price realized in the comparable period in 2006 and the average price realized for a thousand cubic feet (mcf) of natural gas decreased $1.48 over the price realized in the comparable period in 2006.
     Distributions to unitholders amounted to $0.77 per unit for the three months ended September 30, 2007, an increase of approximately 35% from the $0.57 distribution for the comparable period in 2006.
     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
September 30, 2006	12,327	54,523	$0.68	$0.57
December 31, 2006	7,975	108,885	0.65	0.58
March 31, 2007	13,089	62,392	0.81	0.61
June 30, 2007	8,869	66,526	0.83	0.70
September 30, 2007	8,552	64,648	$0.67	$0.77

(1)	Excludes the Trust’s equity interest in Tidelands.
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
Results of Operations—Three Months Ended September 30, 2007 and 2006
     Net income decreased 2% to $1,330,793 for the three months ended September 30, 2007, from $1,357,225 realized for the comparable three months in 2006.

     Oil and gas production (barrels of oil equivalent) in the three months ended September 30, 2007 declined 10% over the volumes realized in the quarter ended September 30, 2006. The increase in the price realized for crude oil was offset by a decrease in the price realized for natural gas.
     The Trust’s revenue is dependent on the operations of the working interest owners of the leases on which the Trust has an overriding royalty interest. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. The Trust has no control over future drilling operations which could impact the oil and natural gas production on the lease on which the Trust has an overriding royalty interest.
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended September 30, 2007 decreased 16% to approximately $661,000 from approximately $791,000 realized for the comparable three months in 2006. There was a 31% decrease in production and a 21% increase in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 5% to approximately $384,000 from approximately $405,000 for the comparable three months in 2006. There was a 19% increase in production and a 20% decrease in the price realized.
     Income from the Trust’s equity in Tidelands increased approximately 75% for the three months ended September 30, 2007 as compared to the comparable three months of 2006 primarily due to increased oil and natural gas prices and production of Tidelands’ leases.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended September 30, 2007, and those realized in the comparable three months in 2006, excluding the Trust’s equity interest in Tidelands.

	Three Months Ended September 30,
	2007	2006
Oil
Barrels sold	8,552	12,327
Average price	$77.37	$64.18

Natural Gas
Mcf sold	64,648	54,523
Average price	$5.95	$7.43
State Tax Considerations
     In May 2006, the State of Texas enacted legislation, as amended in June 2007, to implement a new franchise tax. Under the new legislation, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) will be imposed on each taxable entity’s taxable margin. Taxable margin is generally defined as revenues less certain costs, as provided in the new legislation. The tax generally will be imposed on revenues generated beginning in 2007 and reported in tax returns due on or after January 1, 2008. While most types of entities are considered to be taxable entities, trusts, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), will be exempt from the franchise tax as “passive entities” if they meet certain statutory requirements.
     The new legislation sets forth various factors to consider in determining whether an entity is exempt as a “passive entity,” including, among other things, the source of the entity’s income. All or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, interest income and distributions from the Trust’s investment in Tidelands. The Trust will be considered a passive entity that is not subject to the Texas franchise tax if: (a) it is not a business trust; (b) at least 90% of the Trust’s income for the taxable year is derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, capital gains from the sale of securities, etc.); and (c) no more than 10% of the Trust’s income from such taxable year is derived from active trade or business sources (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator, etc.). The determination of whether the Trust satisfies the requirements in clauses (a)-(c) must be made at the end of each taxable year. Generally, a trust is not a business trust if: (a) it was not formed to carry on a business activity jointly; and (b) the powers of its trustees are limited to those necessary for the incidental preservation of the trust property, the collection of income therefrom, the payment of expenses, etc. Subject to any change in the sources of income derived by the Trust or any change in the Trust’s Indenture, the Trust expects that it will be a passive entity that is not subject to the franchise tax.
     If the Trust is exempt from the franchise tax at the Trust level as a passive entity, each unitholder that is a taxable entity would generally include its share of the Trust’s revenue in its franchise tax computation. If, however, the franchise tax is imposed on the Trust at the Trust level, each unitholder would generally exclude its share of the Trust’s net income from its franchise tax calculation. The Trust will make a final determination as to whether it was a passive entity in 2007 during the first quarter of 2008. If the Trust determines that it was not a passive entity in 2007, it will alert unitholders by filing a Form 8-K.
     Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
Forward-Looking Statements
     The statements discussed in this quarterly report on Form 10-Q regarding our future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. We use the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of our financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to our interests. Additional risks are set forth in our Annual Report on Form 10-K for the year ended June 30, 2007. Events may occur in the future that we are unable to accurately predict, or over which we have no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We did not experience any significant changes in market risk during the period covered by this report. Our market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended June 30, 2007.
Item 4. Controls and Procedures
     Bank of America, N.A., as Trustee of the Trust, is responsible for establishing and maintaining the Trust’s disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to the Trust and its subsidiary is communicated to the Trustee. As of the end of the period covered by this report, the Trustee evaluated the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2007.
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
                                             MARINE PETROLEUM TRUST
                                       Bank of America, N.A., Trustee

November 14, 2007	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President