Form 10-Q
period 2007-12-31
MARINE PETROLEUM TRUST
filed 2008-02-14
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Yes ☑       No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☐                                 Non-accelerated filer ☐                  Smaller reporting company ☑
                                                  (Do not check if a smaller reporting Company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of February 13, 2008, we had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2007 and June 30, 2007
ASSETS

	December 31,	June 30,
	2007	2007
	(Unaudited)	(Audited)
Current Assets:
Cash and cash equivalents	$1,488,477	$1,636,082
Oil and gas royalties receivable	859,596	1,186,503
Receivable from affiliate	306,211	350,126

Total current assets	$2,654,284	$3,172,711

Investment in affiliate	573,747	646,963
Producing oil and gas properties	7	7

	$3,228,038	$3,819,681

LIABILITIES AND TRUST EQUITY

Current Liabilities – Federal income taxes payable	$6,300	$7,600

Trust Equity:
Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	3,221,730	3,812,073

Total trust equity	3,221,738	3,812,081

	$3,228,038	$3,819,681

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME
For the Three and Six Months Ended December 31, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Income:
Oil and gas royalties	$937,320	$1,088,364	$1,983,419	$2,284,772
Equity in earnings of affiliate	278,930	269,194	604,636	455,280
Interest income
	18,852	20,489	38,796	39,246

	1,235,102	1,378,047	2,626,851	2,779,298
Expenses:
General and administrative	88,836	72,218	143,093	112,444

Income before Federal income taxes	1,146,266	1,305,829	2,483,758	2,666,854
Federal income taxes of subsidiary	2,000	3,600	8,700	7,400

Net income	1,144,266	1,302,229	2,475,058	2,659,454
Undistributed income at beginning of period	3,600,136	3,003,194	3,812,074	2,782,955

	4,744,402	4,305,423	6,287,132	5,442,409
Distributions to unitholders	1,522,672	1,152,695	3,065,402	2,289,681

Undistributed income at end of period	$3,221,730	$3,152,728	$3,221,730	$3,152,728

Net income per unit	$0.57	$0.65	$1.24	$1.33

Distributions per unit	$0.76	$0.58	$1.53	$1.14

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2007 and 2006
(Unaudited)

	Six Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,475,058	$2,659,454

Adjustments to reconcile net income to net cash provided by operating activities:

Equity in undistributed earnings of affiliate	(604,637)	(455,280)
Distributions of earnings of affiliate	677,853	249,504
Change in assets and liabilities:
Oil and gas royalties receivable	326,907	78,887
Receivable from affiliate	43,916	(193,788)
Income taxes payable	(1,300)	1,400

Net cash provided by operating activities	2,917,797	2,340,177

Cash flows used in financing activities—distributions to unitholders	(3,065,402)	(2,289,681)

Net decrease in cash and cash equivalents	(147,605)	50,496

Cash and cash equivalents at beginning of period	1,636,082	1,454,283

Cash and cash equivalents at end of period	$1,488,477	$1,504,779

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC”). The financial statements are condensed and consolidated and should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.
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
Distributable Income
     The Trust’s Indenture provides that the trustee is to distribute all cash in the Trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately preceding business day.
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
     The Trust relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were 11 new well completions made during the six months ended December 31, 2007 on leases in which the Trust has an interest. Public records also indicate that there were 11 wells in the process of being drilled and 6 permits for wells to be drilled in the future.
     Based on the latest public records reviewed by the Trust, there are approximately 250 wells subject to the Trust’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.
Undistributed Income
     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as MPC’s Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004, the Board of Directors of MPC has declared quarterly dividends equal to 2% of overriding royalties collected each quarter. On December 31, 2007, undistributed income of the Trust and MPC amounted to $2,326,731 and $894,999, respectively.

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
     The Trust’s rights are generally referred to as overriding royalty interests in the oil and natural gas industry. An overriding royalty interest is created by an assignment by the owner of a working interest in an oil or gas lease. The ownership rights associated with an overriding royalty interest terminate when the underlying lease terminates. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from the overriding royalties are paid to the Trust either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved or sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.
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
     The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions, for state and federal tax purposes, generally flow through to each individual unitholder. Note, however, that in May 2006, the State of Texas passed legislation to implement a new franchise or “margin” tax. Although it is not entirely clear, currently, we expect that the Trust will not be subject to the franchise tax because at least 90% of its income is from passive sources. Please see “State Tax Considerations” on page 8 for a further discussion. MPC is a taxable entity and pays state and federal taxes on its income, excluding the 98% net profits interest reserved for the Trust and deducting statutory depletion.
Critical Accounting Policies and Estimates
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

     We did not have any changes in our critical accounting policies or in our significant accounting estimates during the six months ended December 31, 2007. Please see our Annual Report on Form 10-K for the year ended June 30, 2007 for a detailed discussion of our critical accounting policies.
General
     The Trust realized 67% of its revenue from the sale of oil and 33% from the sale of natural gas during the six months ended December 31, 2007. Revenue includes estimated royalties of oil and natural gas produced even if payment for that production has not yet been received from producers.
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
     Important aspects of the Trust’s operations are conducted by third parties. The Trust’s revenue is dependent on the operations of the working interest owners of the leases on which the Trust has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to the Trust’s interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to the Trust. The only obligation of the working interest owners to the Trust is to make monthly overriding royalty payments of the Trust’s interest in the oil and natural gas sold. The Trust’s distributions are processed and paid by Mellon Investor Services LLC as the agent for the trustee of the Trust. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. The Trust has no input with the operators regarding future drilling operations which could impact the oil and natural gas production on the leases on which the Trust has an overriding royalty interest.
     Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Net income is determined by the revenue from oil and natural gas produced and sold during the accounting period. Distributions, however, are determined by the cash available to the Trust on or before ten days prior to the record date provided in the Indenture.
Summary of Operating Results
     Net income for the six months ended December 31, 2007 decreased approximately 6.9% to $1.24 per unit as compared to $1.33 per unit for the comparable period in 2006. For the six months ended December 31, 2007, oil production decreased approximately 3,931 barrels and natural gas production decreased approximately 69,598 thousand cubic feet (mcf) from the levels realized in the comparable period in 2006. For the six months ended December 31, 2007, the average price realized for a barrel of oil increased $18.56 over the price realized in the comparable period in 2006 and the average price realized for an mcf of natural gas increased $0.75 over the price realized in the comparable period in 2006.
     Distributions to unitholders amounted to $1.53 per unit for the six months ended December 31, 2007, an increase of approximately 34% from the $1.14 distribution for the comparable period in 2006.
     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
December 31, 2006	7,975	108,885	$0.65	$0.58
March 31, 2007	13,089	62,392	$0.81	$0.61
June 30, 2007	8,869	66,526	$0.83	$0.70
September 30, 2007	8,552	64,648	$0.67	$0.77
December 31, 2007	7,819	29,162	$0.57	$0.76

(1)	Excludes the Trust’s equity interest in Tidelands.

Results of Operations—Three Months Ended December 31, 2007 and 2006
     Net income decreased 12.1% to $1,144,266 for the three months ended December 31, 2007, from $1,302,229 realized for the comparable three months in 2006.
     Oil and gas production (barrels of oil equivalent) in the three months ended December 31, 2007 declined 51% over the volumes realized in the quarter ended December 31, 2006, reflecting a 2% decrease in the production of oil and a 73% decrease in the production of natural gas.
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended December 31, 2007 increased 46% to approximately $676,000 from approximately $462,000 realized for the comparable three months in 2006. There was a 2% decrease in production and a 49% increase in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 58% to approximately $261,000 from approximately $626,000 for the comparable three months in 2006. There was a 73% decrease in production and a 56% increase in the price realized.
     Income from the Trust’s equity in Tidelands increased approximately 4% for the three months ended December 31, 2007 as compared to the comparable three months of 2006 primarily due to increased oil and natural gas prices offset by a decline in production of both oil and gas.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended December 31, 2007, and those realized in the comparable three months in 2006, excluding the Trust’s equity interest in Tidelands.

	Three Months Ended December 31,
	2007	2006	% Change
Oil
Barrels sold	7,819	7,975	(2.0)%
Average price	$86.50	$57.94	49.3%

Natural Gas
Mcf sold	29,162	108,885	(73.2)%
Average price	$8.95	$5.75	55.7%
Results of Operations—Six Months Ended December 31, 2007 and 2006
     Net income decreased 6.9% to $2,475,058 for the six months ended December 31, 2007, from $2,659,454 realized for the comparable six months in 2006.
     Oil and gas production (barrels of oil equivalent) in the six months ended December 31, 2007 declined 33% over the volumes realized in the six months ended December 31, 2006, reflecting a 19% decrease in the production of oil and a 43% decrease in the production of natural gas.
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the six months ended December 31, 2007 increased 4% to approximately $1,338,000, from approximately $1,282,000 realized for the comparable six months in 2006. There was a 19% decrease in production and a 29% increase in the price realized.

     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 36% to approximately $645,000 from approximately $1,002,000 for the comparable six months in 2006. There was a 43% decrease in production and a 12% increase in the price realized.
     Income from the Trust’s equity in Tidelands increased approximately 33% for the six months ended December 31, 2007 as compared to the comparable six months of 2006.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the six months ended December 31, 2007, and those realized in the comparable six months in 2006, excluding the Trust’s equity interest in Tidelands.

	Six Months Ended December 31,
	2007	2006	% Change
Oil
Barrels sold	16,371	20,302	(19.4%)
Average price	$81.73	$63.17	29.4%

Natural Gas
Mcf sold	93,810	163,408	(42.6)%
Average price	$6.88	$6.13	12.2%
State Tax Considerations
     In May 2006, the State of Texas enacted legislation, as amended in June 2007, to implement a new franchise or “margin” tax. Under the new legislation, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) will be imposed on each taxable entity’s taxable margin. Taxable margin is generally defined as a taxable entity’s total revenues less certain costs and expenses, as provided in the new legislation. The tax generally will be imposed on revenues generated beginning in 2007 and reported in tax returns due on or after January 1, 2008. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the new tax. The statute provides certain limited exemptions from the tax, including exclusions for certain grantor trusts and exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.
     Under the new legislation, grantor trusts (such as the Trust) are exempt from the state franchise tax if: (a) all of the grantors and beneficiaries are natural persons or charitable organizations described in Section 501(c)(3) of the Internal Revenue Code; and (b) the trust is not a business trust (within the meaning of U.S. Treasury Regulation section 301.7701-4(b)). At this time, the Trust is not able to rely on this exemption for grantor trusts because it cannot verify that all of the beneficiaries are natural persons or charitable organizations described in Section 501(c)(3).
     The new legislation also provides an exemption from Texas state franchise tax for certain “passive entities,” including trusts, that meet the following requirements: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for Texas state franchise tax purposes.
     Although it is not free from doubt, it appears that for the Trust’s tax year ending in 2007, the Trust meets the requirements to be treated as a passive, non-taxable entity for Texas state franchise tax purposes because at least 90% of the Trust’s income could be considered to be from passive sources. Currently, there is no clear guidance from the Texas legislature or the Texas Comptroller of Public Accounts regarding the treatment of the distributions to the Trust from Tidelands and whether such distributions would be considered passive. For the Trust’s tax year ending in 2007, 24% of the Trust’s income was from distributions from its equity interest in the oil and gas royalties of Tidelands. If, on the other hand, such distributions were treated as active income, the Trust would not be considered a passive entity for Texas state franchise tax purposes for the tax year ending in 2007 because more than 10% of the Trust’s income would be from an active trade or business. The Trust currently anticipates that it will seek additional guidance from the Texas Comptroller of Public Accounts with respect to this matter.
     If the Trust does not qualify as a “passive entity,” as a taxable entity, the franchise tax will be imposed on the amount of the Trust’s taxable margin that is apportioned to Texas. Currently, the Texas Comptroller of Public Accounts has not issued guidance with respect to calculating the franchise tax for grantor trusts (such as the Trust) that do not file a federal tax return. As a result, at this time, it is difficult to estimate the amount of franchise tax that would be due in the event the Trust is classified as a taxable entity for Texas state franchise tax purposes.
     Individuals and certain qualified organizations are not subject to the franchise tax. Accordingly, no franchise tax will be due with respect to any distributions from the Trust received by individual unitholders or other organizations meeting certain statutory exemption requirements (e.g., a charitable organization described in Section 501(c)(3) of the Internal Revenue Code that has applied for and received exemption from the Texas franchise tax). However, each unitholder is urged to consult his own tax advisor regarding the requirements for filing its tax returns.
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

MARINE PETROLEUM TRUST
Bank of America, N.A., Trustee

February 14, 2008	By:	/s/ Ron E. Hooper

Ron E. Hooper
Senior Vice President