Form 10-Q
period 2008-03-31
MARINE PETROLEUM TRUST
filed 2008-05-14
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of May 13, 2008, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 and June 30, 2007

		June 30,
	March 31, 2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,618,663	$1,636,082
Oil and gas royalties receivable	991,671	1,186,503
Receivable from affiliate	322,650	350,126

Total current assets	$2,932,984	$3,172,711

Investment in affiliate	597,047	646,963
Producing oil and gas properties	7	7

	$3,530,038	$3,819,681

LIABILITIES AND TRUST EQUITY

Current Liabilities — federal income taxes payable	$3,300	$7,600

Trust Equity:
Corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	8	8
Undistributed income	3,526,730	3,812,073

Total trust equity	3,526,738	3,812,081

	$3,530,038	$3,819,681

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND UNDISTRIBUTED INCOME
For the Three and Nine Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Income:
Oil and gas royalties	$1,357,983	$1,291,548	$3,341,402	$3,576,320
Equity in earnings of affiliate	333,782	383,626	938,418	838,906
Interest income	12,121	19,232	50,917	58,478

	1,703,886	1,694,406	4,330,737	4,473,704

Expenses:
General and administrative	106,300	62,099	249,392	174,543

Income before federal income taxes	1,597,586	1,632,307	4,081,345	4,299,161
Federal income taxes of subsidiary	2,000	4,600	10,700	12,000

Net income	1,595,586	1,627,707	4,070,645	4,287,161
Undistributed income at beginning of period	3,221,730	3,152,728	3,812,073	2,782,955

	4,817,316	4,780,435	7,882,718	7,070,116
Distributions to unitholders	1,290,586	1,225,614	4,355,988	3,515,295

Undistributed income at end of period	$3,526,730	$3,554,821	$3,526,730	$3,554,821

Net income per unit	$0.80	$0.81	$2.04	$2.14

Distributions per unit	$0.65	$0.61	$2.18	$1.76

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2008 and 2007
(Unaudited)

	Nine Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,070,645	$4,287,161

Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of affiliate	(938,418)	(838,906)
Distributions of earnings of affiliate	988,334	560,718
Change in assets and liabilities:
Oil and gas royalties receivable	194,832	(14,936)
Receivable from affiliate	27,476	(255,422)
Income taxes payable	(4,300)	1,000

Net cash provided by operating activities	4,338,569	3,739,615

Cash flows used in financing activities—distributions to unitholders	(4,355,988)	(3,515,295)

Net decrease in cash and cash equivalents	(17,419)	224,320

Cash and cash equivalents at beginning of period	1,636,082	1,454,283

Cash and cash equivalents at end of period	$1,618,663	$1,678,603

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
Accounting Policies
     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007. The financial statements included herein are unaudited, but in the opinion of management they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the three and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.
     As an overriding royalty owner, actual production results are not known to Marine until reported by the operator, which could be up to 60-90 days after the actual month of production. To comply with accounting principles generally accepted in the United States of America, Marine must estimate earned but unpaid royalties from this production. To estimate this amount, Marine utilizes historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron Corporation and the well head price for natural gas as reported by the Energy Information Agency, a division of the U.S. Department of Energy, for the period under report.
Distributable Income
     The Trust’s Indenture (the “Indenture”) provides that the trustee is to distribute all cash in the Trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the distribution is payable on the immediately succeeding business day.
     As stated under “Accounting Policies” above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC, which are paid to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s equity interest in the Tidelands Royalty Trust “B” (“Tidelands”), a separate publicly traded royalty trust, (iv) dividends paid by MPC, less (v) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities.
     Marine relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were 22 new well completions made during the nine months ended March 31, 2008 on leases in which Marine has an interest. Public records also indicate that there were 10 wells in the process of being drilled and 7 permits for wells to be drilled in the future.
     Based on the latest public records reviewed by Marine, there are approximately 240 wells subject to Marine’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.
Undistributed Income
     A contract between the Trust and MPC provides that 98% of the overriding royalties received by MPC are paid to the Trust each quarter. MPC retains the remaining 2% of the overriding royalties along with other items of income and expense until such time as MPC’s Board of Directors declares a dividend out of the retained earnings. Beginning in the first quarter of 2004, the Board of Directors of MPC has declared quarterly dividends equal to 2%

of overriding royalties collected each quarter. On March 31, 2008, undistributed income of the Trust and MPC amounted to $2,636,364 and $890,366, respectively.
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Financial Condition — Liquidity and Capital Resources
Organization
     The Trust is a royalty trust that was created in 1956 under the laws of the State of Texas. Bank of America, N.A. serves as corporate trustee (the “Trustee”). The Indenture provides that the term of Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation (“Chevron”), Elf Exploration, Inc. (“Elf”), and their assignees. The Trust holds title to interests in properties that are situated offshore of Texas.
     The Trust’s wholly-owned subsidiary, MPC, holds title to interests in properties that are situated offshore of Louisiana because at the time the Trust was created, trusts could not hold these interests under Louisiana law. MPC is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.
     Marine’s rights are generally referred to as overriding royalty interests in the oil and natural gas industry. An overriding royalty interest is created by an assignment by the owner of a working interest in an oil or gas lease. The royalty rights associated with an overriding royalty interest terminate when the underlying lease terminates. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from the overriding royalties are paid to Marine either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved or sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.
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
     The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions, for state and federal tax purposes, generally flow through to each individual unitholder. Note, however, that in May 2006, the State of Texas passed legislation to implement a new franchise or “margin” tax. Although it is not entirely clear, currently, it appears that the Trust will not be subject to the franchise tax because at least 90% of its income is from passive sources. Please see “—State Tax Considerations” for further information. MPC is a taxable entity and pays state and federal taxes on its income, excluding the 98% net profits interest reserved for the Trust and deducting statutory depletion.

     The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name). Therefore, the Trust is a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The representative of the Trust that will provide the required information is Bank of America, N.A., and the contact information for the representative is as follows:
Bank of America, N.A.
P.O. Box 830650,
Dallas, Texas 75283-0650
Telephone number: (800) 985-0794
Critical Accounting Policies and Estimates
     As an overriding royalty owner, actual production results are not known to Marine until reported by the operator, which could be up to 60-90 days after the actual month of production. To comply with accounting principles generally accepted in the United States of America, Marine must estimate earned but unpaid royalties from this production. To estimate this amount, Marine utilizes historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron and the well head price for natural gas as reported by the Energy Information Agency, a division of the U.S. Department of Energy for the period under report.
     Marine did not have any changes in critical accounting policies or in significant accounting estimates during the nine months ended March 31, 2008. Please see the Annual Report on Form 10-K for the year ended June 30, 2007 for a detailed discussion of critical accounting policies.
General
     Marine realized 63% of its royalty revenue from the sale of oil and 37% from the sale of natural gas during the nine months ended March 31, 2008. Royalty revenue includes estimated royalties of oil and natural gas produced even if payment for that production has not yet been received from producers.
     Marine’s royalty revenues are derived from the oil and natural gas production activities of unrelated parties. Marine’s royalty revenues and distributions fluctuate from period to period based upon factors beyond Marine’s control, including, without limitation, the number of productive wells drilled and maintained on leases subject to Marine’s interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold.
     Important aspects of Marine’s operations are conducted by third parties. Marine’s royalty revenue is dependent on the operations of the working interest owners of the leases on which Marine has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Marine’s interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Marine. The only obligation of the working interest owners to Marine is to make monthly overriding royalty payments of Marine’s interest in the oil and natural gas sold. Marine’s distributions are processed and paid by Mellon Investor Services LLC as the agent for Marine. The volume of oil and gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled, the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Marine has no input with the operators regarding future drilling operations which could impact the oil and natural gas production on the leases on which Marine has an overriding royalty interest.
Summary of Operating Results
     Net income for the nine months ended March 31, 2008 decreased approximately 5% to $2.04 per unit as compared to $2.14 per unit for the comparable period in 2007. For the nine months ended March 31, 2008, oil production decreased 7,994 barrels and natural gas production decreased 65,264 thousand cubic feet (mcf) from the levels realized in the comparable period in 2007. For the nine months ended March 31, 2008, the average price realized for a barrel of oil increased $19.37 over the price realized in the comparable period in 2007 and the average price realized for an mcf of natural gas increased $1.26 over the price realized in the comparable period in 2007.
     Distributions to unitholders amounted to $2.18 per unit for the nine months ended March 31, 2008, an increase of approximately 24% from the $1.76 distribution for the comparable period in 2007.
     The following table presents the net production quantities of oil and natural gas and net income and distributions per unit for the last five quarters.

	Production (1)
		Natural	Net	Cash
Quarter	Oil (bbls)	Gas (mcf)	Income	Distribution
March 31, 2007	13,089	62,392	$0.81	$0.61
June 30, 2007	8,869	66,526	$0.83	$0.70
September 30, 2007	8,552	64,648	$0.67	$0.77
December 31, 2007	7,819	29,162	$0.57	$0.76
March 31, 2008	9,026	66,726	$0.80	$0.65

(1)	Excludes the Trust’s equity interest in Tidelands.
Results of Operations—Three Months Ended March 31, 2008 and 2007
     Net income decreased 2% to $1,595,586 for the three months ended March 31, 2008, from $1,627,707 realized for the comparable three months in 2007.
     Oil and gas production (barrels of oil equivalent) in the three months ended March 31, 2008 decreased 14% over the volumes realized in the quarter ended March 31, 2007, with a 31% decrease in the production of oil and a 7% increase in the production of natural gas.
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the three months ended March 31, 2008 decreased 8% to approximately $751,000 from approximately $816,000 realized for the comparable three months in 2007. There was a 31% decrease in production and a 33% increase in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, increased 28% to approximately $607,000 from approximately $475,000 for the comparable three months in 2007. There was a 7% increase in production and a 19% increase in the price realized.
     Income from the Trust’s equity in Tidelands decreased approximately 13% for the three months ended March 31, 2008 as compared to the comparable three months of 2007 primarily due to increased oil and natural gas prices offset by a decline in production of both oil and natural gas.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended March 31, 2008, and those realized in the comparable three months in 2007, excluding the Trust’s equity interest in Tidelands.

	Three Months Ended March 31,
	2008	2007	% Change
Oil
Barrels sold	9,026	13,089	(31)%
Average price	$83.15	$62.35	33%

Natural Gas
Mcf sold	66,726	62,392	7%
Average price	$9.10	$7.62	19%
     General and administrative expenses increased to $106,300 in the three months ended March 31, 2008 from $62,099 in the prior year period, primarily due to increased professional fees and expenses.

Results of Operations—Nine Months Ended March 31, 2008 and 2007
     Net income decreased 5% to $4,070,645 for the nine months ended March 31, 2008, from $4,287,161 realized for the comparable nine months in 2007.
     Oil and gas production (barrels of oil equivalent) in the nine months ended March 31, 2008 declined 27% over the volumes realized in the nine months ended March 31, 2007, reflecting a 24% decrease in the production of oil and a 28% decrease in the production of natural gas.
     Revenue from oil royalties, excluding the Trust’s equity interest in Tidelands, for the nine months ended March 31, 2008 decreased approximately 1% to approximately $2,089,000, from approximately $2,099,000 realized for the comparable nine months in 2007. There was a 24% decrease in production and a 31% increase in the price realized.
     Revenue from natural gas royalties, excluding the Trust’s equity interest in Tidelands, decreased 15% to approximately $1,253,000 from approximately $1,477,000 for the comparable nine months in 2007. There was a 28% decrease in production and a 19% increase in the price realized.
     Income from the Trust’s equity in Tidelands increased approximately 12% for the nine months ended March 31, 2008 as compared to the comparable nine months in 2007.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the nine months ended March 31, 2008, and those realized in the comparable nine months in 2007, excluding the Trust’s equity interest in Tidelands.

	Nine Months Ended March 31,
	2008	2007	% Change
Oil
Barrels sold	25,397	33,391	(24)%
Average price	$82.23	62.86	31%

Natural Gas
Mcf sold	160,536	225,800	(28)%
Average price	$7.80	$6.54	19%

     General and administrative expenses increased to $249,392 in the nine months ended March 31, 2008 to $174,543 in the prior year period, primarily due to increased professional fees and expenses.
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
     Although it is not free from doubt, it appears that for the Trust’s tax year ending in 2007, the Trust meets the requirements to be treated as a passive, non-taxable entity for Texas state franchise tax purposes because at least 90% of the Trust’s income could be considered to be from passive sources. Currently, there is no clear guidance from the Texas legislature or the Texas Comptroller of Public Accounts regarding the treatment of the distributions to the Trust from Tidelands and whether such distributions would be considered passive. For the Trust’s tax year ending in 2007, 24% of the Trust’s income was from distributions from its equity interest in the oil and gas royalties of Tidelands. If such distributions were treated as active income, the Trust would not be considered a passive entity for Texas state franchise tax purposes for the tax year ending in 2007 because more than 10% of the Trust’s income would be from an active trade or business. The Trust currently anticipates that it will seek additional guidance from the Texas Comptroller of Public Accounts with respect to this matter. For the tax year ending in 2007, the Trust will maintain that it is a passive entity and, as such, will not pay any franchise tax and will not file a franchise tax return with the Texas Comptroller of Public Accounts.
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
Forward-Looking Statements
     The statements discussed in this quarterly report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Marine’s interests. Additional risks are set forth in the Annual Report on Form 10-K for the year ended June 30, 2007. Events may occur in the future that Marine is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this
Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Marine did not experience any significant changes in market risk during the period covered by this report. Marine’s market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended June 30, 2007.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     Bank of America, N.A., as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. These controls and procedures are designed to ensure that material information relating to Marine is communicated to the Trustee. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
     There has not been any change in Marine’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended June 30, 2007.
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

MARINE PETROLEUM TRUST Bank of America, N.A., Trustee
May 13, 2008	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President