Form 10-K
period 2008-06-30
MARINE PETROLEUM TRUST
filed 2008-09-25
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File No. 000-08565
Marine Petroleum Trust
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-6008017 (I.R.S. Employer Identification No.)

c/o The Corporate Trustee:
U.S. Trust, Bank of America Private Wealth Management P. O. Box 830650, Dallas, Texas (Address of principal executive offices)	75283-0650 (Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐     NO ☑
     Aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $61,908,407. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
     Number of units of beneficial interest outstanding as of September 22, 2008 was 2,000,000.
Documents Incorporated by Reference:
None

ITEM 1.	BUSINESS
     Organization. Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. The Trust was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests are now held by Chevron Corporation (“Chevron”), Elf Exploration, Inc. (“Elf”) and their respective assignees.
     The indenture pursuant to which the Trust was created (as amended, the “Indenture”) provides that the corporate trustee is to distribute all cash in the Trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of February, May, August and November. Payments are to be made on the 28th day of September, December, March and June of each fiscal year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the next succeeding business day. U.S. Trust, Bank of America Private Wealth Management serves as corporate trustee (the “Trustee”). The Indenture prohibits the operation of any kind of trade or business by the Trust.
     The Indenture also provides that the term of the royalty trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.
     The Trust’s wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” collectively with the Trust, “Marine”), holds title to interests in properties subject to the Trust’s interests that are situated offshore of Louisiana. Ninety-eight percent of all oil, natural gas, and other mineral royalties collected by MPC less the cost of receiving and collection are retained by and delivered to the Trust. MPC retains the remaining two percent of the overriding royalties along with other items of income and expense until such time as the board of directors declares a dividend out of the corpus. MPC, like the Trust, is prohibited from engaging in a trade or business and does only those things necessary for the administration and liquidation of its properties.
     Marine’s only industry segment or purpose is the administration and collection of royalties.
     Royalties. Marine’s rights are generally referred to as overriding royalty interests by the oil and natural gas industry, and are sometimes referred to as overriding royalty interests in this Annual Report on Form 10-K. All production and marketing functions are conducted by the working interest owners of the leases. Revenues from overriding royalties are paid to Marine either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.
     Marine holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from the leases described in the “Properties” section below. Marine’s overriding royalty interest applies only to existing leases and does not apply to new leases that Chevron or Elf may acquire.
     Marine also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate Texas trust, which owns interests in five leases covering 22,948 acres. The term of the Tidelands royalty trust will expire in 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. Tidelands’ indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days of the record date. Distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by its subsidiary that are retained by and delivered to Tidelands on a quarterly basis, less (iii) administrative expenses of Tidelands. Marine recommends that you read Tidelands’ public filings for a description of its risks, business, properties and financial condition and results of operations.

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
     For the year ended June 30, 2008, approximately 60% of Marine’s royalty revenues were attributable to the sale of oil and approximately 40% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, ability of wells to produce due to depletion and changes in the market price for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for over 90% of the royalties received in each of the past three years.

	Year Ended June 30,
Company	2008	2007	2006
Chevron USA, Inc.	56%	63%	65%
Walter Oil & Gas Corporation	3%	7%	8%
Anglo Suisse Offshore Partners LLP	9%	6%	6%
Century Exploration Company	6%	5%	5%
Devon Energy Production Company	2%	4%	1%
Apache Corporation	5%	3%	—
Newfield Exploration Company	1%	2%	2%
Energy XXI GOM LLC	3%	2%	—
SPN Resources LLC	4%	2%	—
W&T Offshore Inc.	2%	2%	—
McMoran Oil and Gas LLC	2%	—	—
Kerr-McGee Corporation	—	1%	3%
BP America Production Company	—	1%	2%
Others	7%	2%	8%

	100%	100%	100%
     In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 21%, 12% and 15% of Marine’s revenue for the years ended June 30, 2008, 2007 and 2006, respectively. Tidelands has reported that royalty revenues from Devon Energy Production Company LP, Newfield Exploration Co., NOEX Energy, Inc. and W&T Offshore Inc. accounted for more than 95% of Tidelands’ royalty revenue for the years ended December 31, 2007, 2006 and 2005.
     Marine derives no revenues from foreign sources and has no export sales.
     Trust Functions. The Trust is administered by officers and employees of its Trustee, U.S. Trust, Bank of America Private Wealth Management. See “Item 10. Directors and Executive Officers of the Registrant.”
     All aspects of Marine’s operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Marine, which are conducted by oil and natural gas companies that lease tracts subject to Marine’s interests. Mellon Investor Services LLC is the agent for Marine and is responsible for reviewing, processing and payment of distributions.
     MPC leases office space in Dallas, Texas to provide work space and record storage for the Trust, MPC, Tidelands and Tidelands’ wholly-owned subsidiary corporation, Tidelands Royalty Trust “B” Corporation. The cost of this office facility is shared by MPC and Tidelands Royalty Trust “B” Corporation proportionately based on each entity’s gross oil and natural gas royalties.

     The ability of Marine to receive revenues is entirely dependent upon its entitlement to its rights with respect to the leases held by Chevron and its assignees in the Gulf of Mexico (as more fully described in “Item 2. Properties” below). Moreover, no revenues are payable to Marine until sales of production commence from any such lease.
     The royalty interests held by Marine are depleting with each barrel of oil and cubic foot of natural gas produced. No funds are reinvested by Marine; thus, these depleting assets are not being replaced.

ITEM 1A.	RISK FACTORS
     Although various risk factors and specific cautionary statements are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks associated with an investment in units of the Trust.
Marine is unable to acquire royalty interests in any more leases.
     Marine’s overriding royalty interest applies only to existing leases and does not apply to new leases that Chevron or Elf may acquire. Therefore, Chevron, Elf and their assignees are no longer obligated to assign any interest to Marine out of any lease that they acquire. In addition, Marine is not permitted to carry on any business, including making investments in additional oil and gas interests. Marine will continue to receive payments on its existing leases, so long as the leases exist. Once the leases terminate or expire, any overriding royalties payable to Marine will terminate and Marine cannot acquire any additional or replacement royalty interests.
Royalty interests are depleting assets and, if the working interest owners or other operators of the leases do not perform additional development projects, the assets may deplete faster than expected or entirely.
     The net proceeds payable to Marine are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital as opposed to a return on investment. Future maintenance and development projects on the leases will likely affect production. The timing and size of these projects will depend on the market prices of oil and natural gas. If operators of the leases do not implement additional maintenance and development projects, the future rate of production decline may be higher than the rate currently experienced by Marine.
Oil and natural gas prices are volatile and fluctuate due to a number of factors, and lower prices will reduce royalty payments to Marine and distributions to its unitholders.
     Marine’s quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. A significant downward movement in the prices for oil and natural gas could have a material adverse effect on Marine’s revenues and operating cash flows, which could decrease the distributions to unitholders. Historically, prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Marine’s control. These factors include, but are not limited to:
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

     Lower prices may reduce the amount of oil and natural gas that is economical to produce and reduce distributable income available to Marine. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the oil, natural gas and natural gas liquids produced from the leases is being sold under short-term or multi-month contracts at market clearing prices or on the spot market.
Operating risks for the working interest owners’ interests on the leases can adversely affect distributions.
     The occurrence of drilling, production or transportation accidents and other natural disasters on the properties underlying the leases can reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example, there were two major hurricanes in the Gulf of Mexico during the fiscal year ended June 30, 2006. Some wells were lost due to these hurricanes. Other wells were off production for most of the quarter that ended December 31, 2005 and did not start recovering until the quarter that ended June 30, 2006. As a result, oil and natural gas production was down during certain of these periods.
The owner of any underlying properties of the leases may transfer any of the properties to another unrelated third party.
     The working interest owners may at any time transfer all or part of property underlying a lease to another unrelated third party. Unitholders are not entitled to vote on any transfer, and Marine will not receive any proceeds of any such transfer. Following any transfer, the lease will continue to be subject to Marine’s royalty interest, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to Marine its royalty interest on the transferred portion of the lease, and the current owner of the underlying property would have no continuing obligation to Marine for that property.
The owner of any underlying properties of the leases may abandon any property, terminating the related royalty interest Marine may hold.
     The current working interest owners or any transferee may abandon any well or property if it reasonably believes that the well or property can no longer produce in commercially economic quantities. This could result in termination of Marine’s royalty interest relating to the abandoned well or property.
The Trustee, Marine and its unitholders do not control the operation or development of the underlying properties of the leases and have little influence over operation or development.
     The Trustee, Marine and the Trust’s unitholders have little, if any, influence or control over the operation or future development of the underlying properties of the leases. The properties underlying the leases are owned by independent working interest owners. The working interest owners manage the underlying properties and handle receipt and payment of funds relating to the leases and payments to Marine for its royalty interests. The current working interest owners are under no obligation to continue operating the properties. The Trustee, Marine and the Trust’s unitholders do not have the right to replace an operator.
Important reserve and other information with respect to the particular leases subject to Marine’s royalty interest is difficult to obtain.
     The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Marine’s interests, including, but not limited to, (i) reserves, (ii) availability of oil and natural gas, (iii) average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds and Marine believes that it will not be provided access to such information.

Terrorism and continued geopolitical hostilities could adversely affect Marine’s distributions to its unitholders or the market price of its units.
     Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response to such attacks or threats, could cause instability in the global financial and energy markets. Terrorism and other geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.
Unitholders have limited voting rights.
     Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate trustee in accordance with the Indenture and other organizational documents. The Trustee has limited discretion in its administration of the Trust.
The limited liability of the unitholders is uncertain.
     The unitholders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust as a trust does not include the interposition of a limited liability entity such as a corporation or limited partnership, which would provide further limited liability protection to interest holders. While the Trust is liable for any excess liabilities incurred if the Trustee fails to insure that such liabilities are to be satisfied only out of the Trust’s assets, under the laws of the state of Texas, which are unsettled on this point, a holder of units may be jointly and severally liable for any liability of the Trust if the satisfaction of such liabilities was not contractually limited to the assets of the Trust and the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, unitholders may be exposed to personal liability.
Marine’s royalty interest can be sold and the Trust can be terminated.
     The Trust may be terminated and the Trustee may sell Marine’s royalty interests if holders of 80% of the units of beneficial interest of the Trust approve the sale and vote to terminate the Trust. Following any such termination and liquidation, the net proceeds of any sale will be distributed to the unitholders and unitholders will receive no further distributions from the Trust. Any such sale may not be on terms acceptable to all unitholders.
The operators of the working interest owner are subject to extensive governmental regulation.
     Oil and gas operations have been, and in the future will be, affected by Federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations. Although Marine is unable to predict changes to existing laws and regulations, such changes could significantly impact royalty interests.
If it is determined that Marine is subject to the Texas franchise tax, the Trustee may have to withhold an amount from future distributions to pay the tax liability.
     In May 2006, the State of Texas enacted legislation, as amended in June 2007, to implement a new franchise or “margin” tax. Certain entities that were previously exempt from the franchise tax, including many trusts, may now be subject to the tax. Trusts, however, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), that meet certain statutory requirements are exempt from the franchise tax as “passive entities.”
     The Trustee does not expect that the Trust will be required to pay any amounts under the new Texas state franchise tax for tax year 2007, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for tax year 2007. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.
     Assuming the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code (which does not include natural persons) would generally include its share of the Trust’s revenue in its franchise tax computation. Each unitholder is urged to consult his or her own tax advisor regarding his or her possible Texas state franchise tax liability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     None.

ITEM 2.	PROPERTIES
     General. Marine is not engaged in oil and natural gas operations, although its income is based upon the oil and natural gas operations of others. Marine’s income is derived from contracts that provide for payments in the nature of overriding royalties made to Marine based on oil and natural gas sales from certain leases in the Gulf of Mexico. Marine does not own or directly lease any physical properties.
     Reserves. As indicated above, Marine is not engaged in the production of oil or natural gas. Marine’s income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico. Marine does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Marine’s interests are derived. Similarly, Tidelands does not have access to the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto. See also "Difficulty in Obtaining Certain Data” below.
     Since Marine does not have access to this reserve information, Marine is unable to compute the standardized measure of discounted future net cash flows therefrom.
     Marine did not file any reports during the fiscal year ended June 30, 2008 with any Federal authority or agency with respect to oil and natural gas reserves.
     Due to the nature of Marine’s business, it does not have any delivery commitments.

     Production. Information regarding the net quantities of oil and natural gas produced with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Marine are based, is set forth in the following table:

	Year Ended June 30,
	2008	2007	2006
Net quantities sold:
Oil (in barrels (“bbls”))	35,620	43,242	36,420
Natural Gas (in thousands of cubic feet (“mcf”))	239,484	288,247	233,630

Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$81.89	$60.63	$52.69
Natural Gas (per mcf)(1)	$7.98	$7.05	$8.88

(1)	The weighted average sales price is calculated from data provided by the operators.
     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” below.
     Productive Wells. Based on the latest public records reviewed by Marine, there were approximately 240 producing wells subject to Marine’s interests. Approximately 110 wells were classified as oil wells and approximately 130 wells were classified as natural gas wells. Most of the wells produce both oil and natural gas. See “Difficulty in Obtaining Certain Data” below.
     Drilling Activity. The following table shows the number of wells drilled in which Marine has an interest (including its interest in Tidelands) for each of its last three fiscal years:

	Year Ended June 30,
	2008	2007	2006
Development
Oil	10	15	10
Natural Gas	13	30	15
Dry	1	3	2

Totals	24	48	27

     Information regarding net wells or acres is not included since Marine does not own any working interests.
     Lease Acreage. Marine has an overriding royalty interest (including its interest in Tidelands) in 64 different oil and natural gas leases covering 238,084 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

Producing
Leases Granted by(1):	Acreage
United States	232,554
State of Texas	640
State of Louisiana	4,890

238,084

(1)	Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. Marine’s overriding royalty area is determined by a contract that defines the area in which Marine is entitled to receive a royalty interest. In some cases, that area does not cover an entire lease block. In those cases, Marine’s royalty interest only applies to the area that lies within the lease. There are 3,958 acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.

     The overriding royalty interest owned by Marine is three-fourths of 1% of the working interest held by Chevron or its assigns. The fractional interest will therefore vary from lease to lease. The acreage weighted average of the fractional interest in all leases, including Marine’s interest in the leases held by Tidelands, is 0.5811%. The following table presents the acreage breakdown by fractional interests of Marine and its interest in the Tidelands leases:

Trust	Acres	Interest
Tidelands	22,948	1.1928%
Marine	111,432	0.7500%
Marine	1527	0.5000%
Marine	40151	0.3750%
Marine	62026	0.1867%

Summary	238,084	0.5811%

     Present Activities. As of August 31, 2008, public records indicate that fifteen wells are either being drilled, re-drilled or worked over on tracts in which Marine has an interest. Public records indicate that operators have designated locations for seven additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.
     Difficulty in Obtaining Certain Data. Marine’s only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Marine’s predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Marine’s interests, including, but not limited to, (i) reserves, (ii) availability of oil and natural gas, (iii) average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds, and Marine believes that it will not be provided access to such information. As a result, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 of Regulation S-K and Securities Exchange Act of 1934 Industry Guide 2.

ITEM 3.	LEGAL PROCEEDINGS
     Neither the Trust nor MPC, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters have been presented to the unitholders to be voted upon during the fiscal year ended June 30, 2008.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The units of beneficial interest in the Trust trade on the Nasdaq Capital Market under the symbol “MARPS.” Distributions of cash are made to unitholders quarterly. The following table presents the range of high and low sales prices by quarter for the past two years. The per unit amount of cash distributed to unitholders for each of these quarters is also presented in the table.

	Sales Price		Distributions
Quarter Ending	High	Low	Per Unit

September 30, 2007	$36.10	$28.00	$0.77
December 31, 2007	45.00	34.00	0.76
March 31, 2008	36.99	27.38	0.65
June 30, 2008	35.50	30.11	0.75

September 30, 2006	$31.00	$19.58	$0.57
December 31, 2006	26.24	22.29	0.58
March 31, 2007	27.79	23.20	0.61
June 30, 2007	32.64	26.05	0.70
     The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On June 30, 2008, these outstanding units were held of record by 424 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2008.
     The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $45,000 for the distribution paid on June 30, 2008. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.
     Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date.
     Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the period covered by this report.
     While the Trust’s complete Annual Report on Form 10-K (excluding exhibits) for the year ended June 30, 2008 is distributed to unitholders, a copy of such Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.

ITEM 6.	SELECTED FINANCIAL DATA
     The following table summarizes selected financial information that has been derived from Marine’s audited and unaudited consolidated financial statements. You should read the information set forth below in conjunction with “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	(In Thousands Except Per Unit Amounts)
		2007	2006	2005	2004
	2008	(Audited and	(Audited and	(Unaudited and	(Unaudited and
	(Audited)	Restated)	Restated)	Restated)	Restated)
Statement of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$4,827	$4,654	$3,993	$4,206	$4,515
Equity in Tidelands	1,313	623	725	420	144
Interest	59	79	55	29	27

	$6,199	$5,356	$4,773	$4,655	$4,686

Expenses:
General and administrative	$314	$218	$218	$207	$227
Federal income taxes of subsidiary	21	20	8	3	—

	335	238	226	210	227

Distributable income	$5,864	$5,118	$4,547	$4,445	$4,459

Distributions to unitholders	$5,847	$4,921	$4,472	$4,576	$5,259

Distributable income per unit	$2.93	$2.56	$2.27	$2.22	$2.23

Distributions per unit	$2.92	$2.46	$2.24	$2.29	$2.63

		2007	2006	2005	2004
	2008	(Audited and	(Unaudited and	(Unaudited and	(Unaudited and
	(Audited)	Restated)	Restated)	Restated)	Restated)
Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$1,680	$1,661	$1,459	$1,383	$1,514

Trust corpus	$1,670	$1,653	$1,457	$1,382	$1,514

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Change in Accounting Method. As of the year ended June 30, 2008, Marine changed its accounting method from the accrual method to the modified cash basis method (the “Accounting Change”) as permitted by the Securities and Exchange Commission (the “SEC”), Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
     Previously, the financial statements of Marine were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As an overriding royalty owner, actual production of oil and natural gas were not known to Marine until reported by the operator of the oil or gas lease, which could be up to 60-90 days after the actual month of production. Therefore, Marine previously estimated earned but unpaid royalties from this production. To estimate this amount, Marine utilized historical information based on the latest production reports from the individual leases and current average prices as reported for oil by Chevron USA and the spot market price for natural gas delivered at the Henry Hub in Louisiana for the period under report.
     Under the modified cash basis method, royalty revenues are recorded when received and distributions to the Trust’s unitholders are recorded when declared by the Trustee. As a result, Marine no longer estimates earned but unpaid royalties. In addition, expenses of Marine (which include accounting, legal, and other professional fees, Trustees’ fees and out-of-pocket expenses) continue to be recorded on an accrual basis. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.
     By adopting the modified cash basis method of accounting, Marine reports distributable income instead of net income. The Accounting Change was adopted because the Trustee believed that distributable income is a more useful measure to the unitholders of the Trust than net income. The newly adopted basis of accounting corresponds to the accounting principles permitted for royalty trusts as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
     Due to the adoption of the Accounting Change, Marine is retroactively applying the modified cash basis method of accounting to the consolidated financial statements of the Trust as of and for the five years ended June 30, 2008 (collectively, the “Financial Statements”). Due to the Accounting Change, the titles of the statements are changing (i) from consolidated balance sheets to consolidated statements of assets, liabilities and trust corpus and (ii) from consolidated statement of income and undistributed income to consolidated statements of distributable income. The consolidated statements of cash flows has been replaced by the consolidated statements of changes in trust corpus. Restated Financial Statements as of and for each of the five years ended June 30, 2008 are included herein. This Annual Report on Form 10-K also discusses Marine’s financial condition, changes in financial condition and results of operations for the three years ended June 30, 2008 after Marine’s retroactive application of the same Accounting Change for the same reasons for the change as noted above by the Trust. Finally, this Annual Report on Form 10-K also includes the effect of the Accounting Change on the previously reported Financial Statements.
     In addition, the following substantive line items are not being reported in the consolidated statements of assets, liabilities and trust corpus that were previously presented in the consolidated balance sheet:
•	Oil and gas royalties receivable

•	Undistributed income
     The following substantive line items are not being reported in the consolidated statements of distributable income as were previously presented in the consolidated statements of income and undistributed income:
•	Net income

•	Undistributed income at beginning of year

•	Distributions to unitholders

•	Undistributed income at end of year

•	Net income per unit
However, the following line items are being reported in the consolidated statements of distributable income:
•	Distributable income

•	Distributable income per unit
     The consolidated statements of cash flows are being replaced in their entirety by the consolidated statements of changes in trust corpus. As a result, the following line items are being reported in the consolidated statements of changes in trust corpus:
•	Trust corpus, beginning of year

•	Distributable income

•	Distributions to unitholders

•	Trust corpus, end of year
     Critical Accounting Policies. The financial statements of Marine are now prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with GAAP. Under the modified cash basis method:
•	Royalty income is recognized when received by Marine.

•	Marine’s expenses (which include accounting, legal, and other professional fees, Trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

•	Distributions to unitholders are recognized when declared by the Trustee of the Trust.

     The financial statements of Marine differ from financial statements prepared in conformity with GAAP because of the following:
•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for contingencies that would not be recorded under GAAP.
     This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
     The preparation of financial statements in conformity with the modified cash basis method of accounting requires the Trustee to make various estimates and assumptions that affect the reported amount of liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results may differ from such estimates.
     Results of Operations. Marine’s revenues are derived from the oil and natural gas production activities of unrelated parties. Marine’s revenues and distributions fluctuate from period to period based upon factors beyond Marine’s control, including, without limitation, the number of leases subject to Marine’s interests, the number of productive wells drilled on leases subject to Marine’s interests, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold. Marine believes that it will continue to have revenues sufficient to permit distributions to be made to unitholders for the foreseeable future, although no assurance can be made regarding the amounts thereof. The foregoing sentence is a forward-looking statement and is subject to numerous factors. Factors that might cause actual results to differ from expected results include reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to depletion of existing wells or disruptions in service, including as the result of storm damage to production facilities, blowouts or other production accidents, and geological changes such as cratering of productive formations; and the expiration or release of leases subject to Marine’s interests.
     Marine’s income consists primarily of oil and natural gas royalties and is based on the value at the well of its percentage interest in oil and natural gas sold without reduction for any of the expenses of production. “Value at the well” for oil means the purchasers’ posted price at its receiving point onshore, less the cost of transportation from the offshore lease to the onshore receiving point. In general, value at the well is determined on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or at wellhead prices determined by industry standards, where the selling price does not reflect value at the well. In the event an agreement is not arms-length in nature, the value is based upon current market prices.
     Summary Review. During the preparation of this Annual Report on Form 10-K, two hurricanes, Hurricane Gustav and Hurricane Ike, affected the oil and natural gas producing regions of the Gulf of Mexico. The Minerals Management Service reported that 99.7% of the oil and natural gas production in the Gulf of Mexico has been shut-in. The Minerals Management Service has advised that production will remain shut-in until company personnel returns to the production platforms and is able to assess and repair any damaged facilities. Due to the time period between actual production of oil and natural gas and payment of royalties, Marine unitholders will likely not realize the effect of the two hurricanes until the first quarter of 2009.
     Marine’s distributable income for the year ended June 30, 2008 amounted to $5,864,499 or $2.93 per unit as compared to $5,118,174 or $2.56 per unit in fiscal 2007 and $4,546,900 or $2.27 per unit in fiscal 2006.
     These results also include income from the Trust’s interest in Tidelands, which amounted to $1,313,536 for fiscal 2008, $623,391 for fiscal 2007 and $724,537 for fiscal 2006. Income from Tidelands contributed approximately 21% of Marine’s royalty income for fiscal 2008 as compared to 12% and 15% of Marine’s royalty income for fiscal 2007 and 2006, respectively.
     Marine’s administrative expenses increased to $313,865 in fiscal 2008 from $218,089 in fiscal 2007. This increase was substantially due to increased fees for professional services.

     Interest income decreased to $58,712 in fiscal 2008 from $78,418 realized in fiscal 2007 due to a decrease in interest rates.
     The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of producing wells at the end of each of the past three fiscal years.

	Year Ended June 30,
	2008	2007	2006
Drilled or Recompleted	24	48	27
Producing	240	240	260
     The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during 2008 and 2007, excluding the Trust’s interest in Tidelands.

	Year Ended June 30,
	2008	2007	% Change
Income from:
Oil royalties	$2,916,843	$2,621,591	11.3%
Natural gas royalties	$1,909,973	$2,032,813	(6.0)%
Totals	$4,826,816	$4,654,404	3.7%

Net quantities sold:
Oil (bbls)	35,620	43,242	(17.6)%
Natural gas (mcf)	239,484	288,247	(16.9)%

Average price:
Oil (1)	$81.89	$60.63	35.1%
Natural gas (1)	$7.98	$7.05	13.2%

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.
     The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during 2007 and 2006, excluding Marine’s interest in Tidelands.

	Year Ended June 30,
	2007	2006	% Change
Income from:
Oil royalties	$2,621,591	$1,918,946	36.6%
Natural gas royalties	$2,032,813	$2,063,864	(1.5)%
Totals	$4,654,404	$3,992,910	16.6%

Net quantities sold:
Oil (bbls)	43,242	36,420	18.7%
Natural gas (mcf)	288,247	233,630	23.4%

Average price:
Oil (1)	$60.63	$52.69	15.1%
Natural gas (1)	$7.05	$8.88	(20.6)%

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

     Oil and Gas Royalties — 2008 and 2007. During 2008, Marine received approximately 60.4% of its royalty income from the sale of oil and 39.6% from the sale of natural gas. Income from oil and natural gas royalties in 2008 increased approximately 3.7% from 2007, primarily due to increased oil and natural gas prices.
     Revenue from oil royalties amounted to $2,916,843 in fiscal 2008, an increase of 11.3% from the $2,621,591 realized in fiscal 2007. The average price realized for a barrel of oil increased 35.1% to $81.89 from $60.63 realized in fiscal 2007. Oil production decreased 17.6% to 35,620 barrels.
     Revenue from natural gas royalties amounted to $1,909,973 in fiscal 2008, a decrease of 6.0% from $2,032,813 realized in fiscal 2007. The average price of an mcf of natural gas increased 13.2% to $7.98 and production decreased 16.9% to 239,484 mcf.
     General and administrative expenses for 2008 amounted to $313,865, an increase of 43.9% from $218,089 in 2007, due to an increase in professional fees and expenses.
     Oil and Gas Royalties — 2007 and 2006. During 2007, Marine received approximately 56.3% of its royalty income from the sale of oil and 43.7% from the sale of natural gas. Income from oil and natural gas royalties in 2007 increased approximately 16.6% from 2006, primarily due to increased oil prices and an increase in production of both oil and natural gas. There were two major hurricanes in the Gulf of Mexico during the fiscal year ended June 30, 2006. Some wells were lost due to the hurricanes. Other wells were off production for most of the quarter that ended December 31, 2005 and did not start recovering until the quarter that ended March 31, 2006.
     Revenue from oil royalties amounted to $2,621,591 in fiscal 2007, an increase of 36.6% from the $1,918,946 realized in fiscal 2006. In fiscal 2007, the average price of a barrel of oil increased 15.1% to $60.63 and production increased 18.7% to 43,242 barrels from the price and quantity realized in fiscal 2006.
     Revenue from natural gas royalties amounted to $2,032,813 in fiscal 2007, a decrease of 1.5% from the $2,063,864 realized in fiscal 2006. In fiscal 2007, the average price of an mcf of natural gas decreased 20.6% to $7.05 and production increased 23.4% to 288,247 mcf from the price and quantity realized in fiscal 2006.
     General and administrative expenses for 2007 amounted to $218,089, an increase of 0.2% from $217,665 in 2006, due to an increase in professional fees and expenses.
     Capital Resources and Liquidity. The Trust’s Indenture (and the charter and by-laws of MPC) expressly prohibits the operation of any kind of trade or business. Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. Its only obligation is to distribute to unitholders the distributable income actually collected.
     As an administrator of oil and natural gas royalty properties, the Trust collects income monthly, pays expenses of administration and disburses all distributable income collected to its unitholders each quarter. Because all of Marine’s revenues are invested in liquid funds pending distribution, Marine does not experience liquidity problems.
     Marine’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. All income and deductions, for tax purposes, should flow through to each individual unitholder. The Trust is not a taxable entity. MPC will owe state and Federal income taxes with respect to its income after deducting statutory depletion. MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
     The Trust does not currently have any long term contractual obligations, other than the obligation to make distributions to unitholders pursuant to the Indenture. The Trust does not maintain any off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K promulgated by the SEC.

     Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Marine’s future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended. Marine uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Marine’s interests. Events may occur in the future that Marine is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As described elsewhere herein, Marine’s only function is to collect overriding royalties from leases operated by others and distribute those royalties to unitholders after paying the cost of collection and administration. Marine’s income is highly dependent on the prices realized from the sale of oil and natural gas. Oil and natural gas prices have historically experienced significant volatility. Marine does not attempt to manage its commodity price risk through the use of fixed price contracts or financial derivatives.
     Due to the short length of time between receipts and disbursements, cash held by the Trust is held in a non-interest bearing trust account. Oil and natural gas royalties received by MPC prior to delivery of the 98% net profits interest to the Trust are held in money market accounts that invest in U.S. Treasury securities and are considered not at risk. The corpus of MPC is held in either money market accounts or U.S. Treasury or agency securities to be held to maturity. Funds held in money market accounts and U.S. Treasury securities that mature in less than one year are considered not at risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements listed in the following index, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, are presented on the following pages.
     See also “Item 15. Exhibits, Financial Statement Schedules” of this Annual Report on Form 10-K for further information concerning the financial statements of Marine.
     All schedules have been omitted because they are either not required, not applicable or the required information is included in the financial statements and notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     During fiscal years 2008 and 2007, there have been no disagreements between Marine and its independent registered public accounting firm on accounting or financial disclosure matters which would warrant disclosure under Item 304 of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
     There has not been any change in Marine’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Marine’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of the Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2008. This Annual Report does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to temporary rules of the SEC that permit Marine to delay filing an attestation report in its annual report until the fiscal year ending June 30, 2010.

ITEM 9B.	OTHER INFORMATION
     None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, U.S. Trust, Bank of America Private Wealth Management, serves as Trustee.
     Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and is not aware of any beneficial owner of more than ten percent of the units of beneficial interest who failed to report on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.
     Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee must comply with the bank’s code of ethics, a copy of which will be made available to unitholders without charge, upon request by appointment at Bank of America Plaza, 17th floor, 901 Main Street, Dallas, Texas 75202.
     Committees. The Trust has no directors and therefore has no audit committee or audit committee financial expert and no nominating committee or compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION
     The Trust has no directors or officers and is administered by the Trustee. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no units reserved for issuance under any such plans. During the past three years, the Trust paid or accrued fees to the Trustee, as set forth below.

		Other Annual
Name of Individual or Entity	Year	Compensation(1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2008	$35,358
	2007	$35,566
	2006	$33,976

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
     The following table sets forth the persons known to the Trust who own beneficially more than five percent of the outstanding units of beneficial interest as of September 22, 2008:

	Amount and Nature of
Name and Address	Beneficial Ownership	Percent of Class

Robert H. Paslay	204,368 units	10.2%
1007 Gasserway Circle Brentwood, TN 37027

Patricia Martin	174,529 units	8.7%
110 Woodbine Place Missoula, MT 59803
     There are no executive officers or directors of the Trust. U.S. Trust, Bank of America Private Wealth Management does not beneficially own any units of beneficial interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Pursuant to an arrangement with MPC to share certain administrative expenses related to the use of office space, Tidelands Royalty Trust “B” Corporation paid the following amounts to MPC during the past three years. The arrangement provides that administrative expenses are shared in the ratio of each of MPC’s and Tidelands Royalty Trust “B” Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities.

Name of Entity	Year	Amount Paid

Tidelands Royalty Trust “B” Corporation	2008	$48,886
	2007	$46,032
	2006	$23,446

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Fees for services performed by KPMG LLP for the years ended June 30, 2008 and 2007 are:

	2008	2007

Audit Fees	$84,772	$44,575
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
     As referenced in “Item 10. Directors and Executive Officers of the Registrant” above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.
     The consolidated financial statements, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, as contained in the Form 10-K of Tidelands Royalty Trust “B” for its fiscal year ended December 31, 2007 and the related Form 8-K filed on August 8, 2008 and filed with the SEC, are hereby incorporated herein by reference for all purposes.
     (b) Exhibits:

4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001, and incorporated by reference herein.

18.1*	Preferability Letter of KPMG LLP, independent registered public accounting firm, regarding the Accounting Change.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002, and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of Tidelands Royalty Trust “B” for the fiscal year ended December 31, 2007, and report of KPMG LLP, independent registered public accounting firm.

*	Filed herewith.
     (c) Financial Statement Schedules — All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

Independent Auditors’ Report
Trustee and Holders of Trust Units of
Marine Petroleum Trust:
We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust (the Trust) as of June 30, 2008 and 2007, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As described in note 2 to the consolidated financial statements, these consolidated financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Marine Petroleum Trust as of June 30, 2008 and 2007 and its distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2008 in conformity with the modified cash basis of accounting described in note 2.
The Trust’s consolidated financial statements for 2007 were previously prepared in conformity with U.S. generally accepted accounting principles. As more fully described in note 2 to the consolidated financial statements, the Trust elected, in June 2008, to prepare its consolidated financial statements on the modified cash basis, which is a comprehensive basis of accounting other than generally accepted accounting principles. Consequently, the Trust’s consolidated financial statements for 2007 referred to above have been restated to conform with the modified cash basis of accounting.
/s/ KPMG LLP
Dallas, Texas
September 22, 2008

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of June 30, 2008 and 2007
(Audited)

		June 30,
	June 30,	2007
	2008	(Restated)
Assets
Current assets:
Cash and cash equivalents	$1,668,486	$1,636,082
Producing oil and gas properties	7	7
Receivable from affiliate	$11,274	$24,923

Total assets	$1,679,767	$1,661,012

Liabilities and Trust Corpus

Current liabilities:
Federal income taxes payable	9,300	7,600

Total current liabilities	$9,300	$7,600

Trust Corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	1,670,467	1,653,412

	$1,679,767	$1,661,012

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Years Ended June 30, 2008
(Audited)

		2007	2006
	2008	(Restated)	(Restated)
Income:
Oil and natural gas royalties	$4,826,816	$4,654,404	$3,992,910
Oil and natural gas royalties from affiliate	$1,313,536	$623,391	$724,537
Interest income	58,712	78,418	54,918

Total income	6,199,064	5,356,213	4,772,365

Expenses:
General and administrative	313,865	218,089	217,665

Distributable income before Federal income taxes	5,885,199	5,138,124	4,554,670
Federal income taxes of subsidiary	20,700	19,950	7,800

Distributable income	$5,864,499	$5,118,174	$4,546,900

Distributable income per unit	$2.93	$2.56	$2.27

Distributions per unit	$2.92	$2.46	$2.24

Units outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Years Ended June 30, 2008
(Audited)

		2007	2006
	2008	(Restated)	(Restated)

Trust corpus, beginning of year	$1,653,412	$1,456,939	$1,382,455
Distributable income	5,864,499	5,118,174	4,546,900
Distributions to unitholders	5,847,444	4,921,701	4,472,416

Trust corpus, end of year	$1,670,467	$1,653,412	$1,456,939

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended June 30, 2008
(1) Summary of Significant Accounting Policies
     (a) General
     Marine Petroleum Trust (the “Trust”) was established on June 1, 1956 with the transfer of property to the Trust consisting of certain contract rights, units of beneficial interest and common stock in exchange for units of beneficial interest in the Trust. The contract rights entitled the Trust to receive an overriding royalty interest in oil, natural gas and other mineral leasehold interests acquired by Gulf Oil Corporation, now Chevron U.S.A., Inc. (“Chevron”), a subsidiary of Chevron Corporation, in certain areas of the Gulf of Mexico prior to January 1, 1980.
     The Trust must distribute all income, after paying its liabilities and obligations, to the unitholders during the months of March, June, September and December each year. The Trust and its subsidiary cannot engage in a trade or business. Funds held by the subsidiary pending distribution to the Trust are invested in U.S. Treasury and agency bonds.
     The unitholders assigned their contract rights off-shore of Louisiana to Marine Petroleum Corporation, a wholly-owned subsidiary of the Trust, (“MPC,” and collectively with the Trust, “Marine”) reserving a 98% net profits interest to themselves. The net profits interest contract was transferred to the Trust along with the other properties. The Trust is authorized to pay expenses of MPC should it be necessary.
     The Trust is to continue until June 1, 2021, or until such later date as holders of the units owning a majority of the outstanding units may designate, but in any event, not more than 20 years from such designation. However, the unitholders owning eighty percent (80%) of the outstanding units may terminate the Trust on any date.
     (b) Principles of Consolidation
     The consolidated financial statements include the Trust and its wholly-owned subsidiary, MPC. All material intercompany accounts and transactions have been eliminated in consolidation.
     (c) Producing Oil and Gas Properties
     At the time the Trust was established, no determinable market value was available for the assets transferred to the Trust; consequently, nominal values were assigned. Accordingly, no allowance for depletion has been computed.
     All income from oil and natural gas royalties relate to proved developed oil and natural gas reserves.
     (d) Federal Income Taxes
     No provision has been made for Federal income taxes on the Trust’s income since such taxes are the liability of the unitholders.
     Federal income taxes have been provided on the income of MPC (which specifically excludes the 98% net profits interest to be retained by and delivered to the Trust), after deducting statutory depletion. MPC uses the cash method of reporting for Federal income taxes.
     The primary difference between the actual tax expense of MPC and the expected tax expense is due to the fact that only 2% of MPC’s income (i.e., excluding the 98% net profits interest retained by and delivered to the Trust) is subject to Federal income tax.

     MPC recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
     (e) Credit Risk Concentration and Cash Equivalents
     Financial instruments which potentially subject Marine to concentrations of credit risk are primarily investments in cash equivalents, U.S. Treasury and agency bonds and receivables. The Trust and MPC place their cash investments with financial institutions or companies that the Trustee considers credit worthy and limit the amount of credit exposure from any one financial institution. Marine has not experienced significant problems collecting its receivables in the past.
     The Trust and MPC had cash equivalents of $1,668,486 and $1,636,082 at June 30, 2008 and 2007, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds, and money market mutual funds.
     (f) Use of Estimates
     The preparation of financial statements in conformity with the modified cash basis method of accounting requires the Trustee to make various estimates and assumptions that affect the reported amount of liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results may differ from such estimates.
     (g) Distributable Income per Unit
     Distributable income per unit is determined by dividing distributable income by the number of units of beneficial interest outstanding during the period.
     (h) Significant Royalty Sources
     Royalty revenue received by Marine from producers is summarized as follows:

	Year Ended June 30,
Company	2008	2007	2006
Chevron USA, Inc.	56%	63%	65%
Walter Oil & Gas Corporation	3%	7%	8%
Anglo Suisse Offshore Partners LLP	9%	6%	6%
Century Exploration Company	6%	5%	5%
Devon Energy Production Company	2%	4%	1%
Apache Corporation	5%	3%	—
Newfield Exploration Company	1%	2%	2%
Energy XXI GOM LLC	3%	2%	—
SPN Resources LLC	4%	2%	—
W&T Offshore Inc.	2%	2%	—
McMoran Oil and Gas LLC	2%	—	—
Kerr-McGee Corporation	—	1%	3%
BP America Production Company	—	1%	2%
Others	7%	2%	8%

	100%	100%	100%
     (2) Change in Accounting Method
     As of the year ended June 30, 2008, Marine changed its accounting method from the accrual method to the modified cash basis method, referred to herein as the Accounting Change. Under the modified cash basis method, royalty revenues are recorded when received and distributions to the Trust’s unitholders are recorded when declared by the Trustee. In addition, expenses of Marine (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) continue to be recorded on an accrual basis. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.

     By adopting the modified cash basis method of accounting, Marine reports distributable income instead of net income. The Accounting Change was adopted because the Trustee believed that distributable income is a more useful measure to the unitholders of the Trust than net income. The newly adopted basis of accounting corresponds to the accounting principles permitted for royalty trusts as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
     Due to the Accounting Change, the titles of the financial statements are changing (i) from consolidated balance sheets to consolidated statements of assets, liabilities and trust corpus and (ii) from consolidated statement of income and undistributed income to consolidated statements of distributable income. The consolidated statements of cash flows has been replaced by the consolidated statements of changes in trust corpus.
     In addition, the following substantive line items are not being reported in the consolidated statements of assets, liabilities and trust corpus:
•	Oil and gas royalties receivable

•	Undistributed income
     The following substantive line items are not being reported in the consolidated statements of distributable income:
•	Net income

•	Undistributed income at beginning of year

•	Distributions to unitholders

•	Undistributed income at end of year

•	Net income per unit
However, the following line items are being reported in the consolidated statements of distributable income:
•	Distributable income

•	Distributable income per unit
     The consolidated statements of cash flows are being replaced in their entirety by the consolidated statements of changes in trust corpus. As a result, the following line items are being reported in the consolidated statements of changes in trust corpus:
•	Trust corpus, beginning of year

•	Distributable income

•	Distributions to unitholders

•	Trust corpus, end of year

The following tables present the line items on the consolidated statements of assets, liabilities and trust corpus that were substantively impacted by the Accounting Change, as of and for the year ended June 30, 2007:
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
Assets

	As Originally Reported	Effect of	As Reported Under
	Under Accrual Method	Accounting Change	Modified Cash Basis
As of June 30, 2007
Total assets (1)	$3,819,681	$(2,158,669)	$1,661,012

(1)	Oil and gas royalties receivables are not reported as an asset under the modified cash basis method. As a result, total assets have been reduced by the amount of oil and gas royalties receivables.
Liabilities and Trust Corpus

	As Originally Reported	Effect of	As Reported Under
	Under Accrual Method	Accounting Change	Modified Cash Basis
As of June 30, 2007
Trust corpus (1)	$3,812,081	$(2,158,669)	$1,653,412
Total liabilities and trust corpus (1)	$3,819,681	$(2,158,669)	$1,661,012

(1)	Oil and gas royalties receivables are not reported as trust corpus under the modified cash basis method. As a result, trust corpus and total liabilities and trust corpus have been reduced by the amount of oil and gas royalties receivables.
As a result of the Accounting Change, the accumulated Trust corpus as of July 1, 2005 decreased $1,697,566.

     The following table presents the line items on the consolidated statements of distributable income that were substantively impacted by the Accounting Change as of and for the years ended June 30, 2007 and 2006:
CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	As Originally Reported	Effect of	As Reported Under
	Under Accrual Method	Accounting Change	Modified Cash Basis

As of June 30, 2007
Oil and natural gas royalties	$4,921,413	$(267,009)	$4,654,404
Total income	$6,188,858	$(832,645)	$5,356,213
Distributable income before Federal income taxes	$5,970,769	$(832,645)	$5,138,124

As of June 30, 2006
Oil and natural gas royalties	$3,942,070	$50,840	$3,992,910
Total income	$4,400,822	$371,543	$4,772,365
Distributable income before Federal income taxes	$4,183,157	$371,513	$4,554,670
As discussed above, the consolidated statements of cash flows are being replaced in their entirety by the consolidated statements of changes in trust corpus. Therefore, a comparison table is not presented.
(3) Investment in and Receivables from Affiliate — Tidelands Royalty Trust “B”
     At June 30, 2008 and 2007, the Trust owned 32.63% of the outstanding units of interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a quoted market value of $13,118,614 and $10,978,923 at June 30, 2008 and 2007, respectively.
     Marine and Tidelands share certain common costs which are allocated between them based on their respective net revenues.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	June 30,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$2,048,006	$2,278,043
Oil, natural gas and other mineral properties	2	2

Total assets	$2,048,008	$2,278,045

Liabilities and Trust Corpus

Current liabilities:
Accounts payable	$11,279	$24,928
Federal income taxes payable	4,196	14,351
Income distributable to unitholders	872,871	996,271

Total current liabilities	$888,346	$1,035,550

Trust Corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	1,159,662	1,242,495

	$2,048,008	$2,278,045

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Year Ended June 30,
	2008	2007	2006
Income	$4,105,079	$3,267,744	$1,666,388
Expenses	238,291	163,118	125,975

Distributable income before Federal income taxes	3,866,788	3,104,626	1,540,413
Federal income taxes of Tidelands’ subsidiary	47,400	38,250	15,289

Distributable income	$3,819,388	$3,066,376	$1,525,124

     Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the year ended December 31, 2007.
(4) Summary of Quarterly Financial Data (Unaudited)
     The following quarterly financial information for fiscal years 2008 and 2007 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.

				Distributable
	Oil and Gas		Distributable	Income
	Royalties	Expenses	Income	Per Unit

Quarter ended:
September 30, 2007 (Restated)	$1,321,266	$54,256	$1,605,456	$0.80
December 31, 2007 (Restated)	989,059	88,837	1,301,128	0.65
March 31, 2008 (Restated)	1,225,908	106,299	1,423,529	0.71
June 30, 2008	1,290,583	64,473	1,534,386	0.77

	$4,826,816	$313,865	$5,864,499	$2.93

Quarter ended:
September 30, 2006 (Restated)	$1,259,733	$40,226	$1,297,137	$0.65
December 31, 2006 (Restated)	1,103,926	72,218	1,062,743	0.53
March 31, 2007 (Restated)	1,197,725	62,099	1,385,616	0.69
June 30, 2007 (Restated)	1,093,020	43,546	1,372,678	0.69

	$4,654,404	$218,089	$5,118,174	$2.56

     As of the period ended June 30, 2008, Marine changed its accounting method from the accrual method to the modified cash basis method as more fully described in Note 2. Due to the Accounting Change, certain line items were impacted by the change from accrual method to the modified cash basis. These changes also impacted the previously filed quarterly information for the quarters ended September 30, 2007, December 31, 2007, March 31, 2008 and each of the quarters in the fiscal year ended June 30, 2007. The following table indicates the increase or decrease to the specific quarterly financial information for fiscal years 2008 and 2007 between the amounts presented above and the originally reported amounts in each of the respective periods.

	Oil and Gas	Distributable	Distributable
	Royalties	Income	Income per Unit
Quarter ended:
September 30, 2007	$275,167	$274,663	$0.14
December 31, 2007	51,740	156,863	0.08
March 31, 2008	(132,075)	(172,058)	(0.09)
June 30, 2008	0	$0	0

	$194,831	$259,468	$0.13

Quarter ended:
September 30, 2006	$63,325	$(60,088)	$(0.03)
December 31, 2006	15,563	(239,485)	(0.12)
March 31, 2007	(93,824)	(242,092)	(0.12)
June 30, 2007	(252,072)	(290,980)	(0.15)

	$(267,009)	$(832,645)	$(0.42)

(5) Supplemental Information Relating to Oil and Gas Reserves (Unaudited)
     Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas produced for its royalty interests and Marine’s equity in oil and natural gas produced for Tidelands’ royalty interests were as follows:

	2008	2007	2006
Marine:
Oil (barrels)	35,620	43,242	36,420

Gas (mcf)	239,484	288,247	233,630

Tidelands:
Oil (barrels)	1,952	2,231	1,698

Gas (mcf)	147,188	127,074	54,745

(6) Texas Margin Tax
     Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to a state income tax in Texas. However, in May 2006, the State of Texas enacted legislation, as amended in June 2007, to implement a new franchise tax. Under the new legislation, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) will be imposed on each taxable entity’s taxable margin. Taxable margin is generally defined as revenues less certain costs, as provided in the new legislation. The tax generally will be imposed on revenues generated beginning in 2007 and reported in tax returns due on or after January 1, 2008. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the new tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.
     Under the new legislation, “passive entities,” including trusts, that meet the following requirements, will be exempt from the Texas state franchise tax: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for Texas state franchise tax purposes. All or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will be a passive entity that is not subject to the franchise tax.
     If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code (which does not include natural persons) would generally include its share of the Trust’s revenue in its franchise tax computation. The Trust anticipates that it will be a passive entity in the tax year ending in 2008.
     Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MARINE PETROLEUM TRUST
(Registrant)

By: U.S. Trust, Bank of America Private Wealth Management in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise
Date: September 25, 2008	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

U.S. Trust, Bank of America Private Wealth Management, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise
Dated: September 25, 2008	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)