Form 10-Q
period 2008-09-30
MARINE PETROLEUM TRUST
filed 2008-11-14
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
As of November 12, 2008, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of September 30, 2008 and June 30, 2008

	September 30,	June 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,789,106	$1,668,486
Producing oil and gas properties	7	7
Receivable from affiliate	—	11,274

Total assets	$1,789,113	$1,679,767

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income taxes payable	$7,900	$9,300

Total current liabilities	$7,900	$9,300

Trust corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	1,781,213	1,670,467

	$1,789,113	$1,679,767

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Income:
Oil and gas royalties	$1,480,498	$1,321,266
Oil and gas royalties from affiliate	284,937	325,202
Interest income	7,939	19,944

Total income	$1,773,374	$1,666,412

Expenses:
General and administrative	$119,455	$54,256

Distributable income before Federal income taxes	1,653,919	1,612,156
Federal income taxes of subsidiary	3,600	6,700

Distributable income	$1,650,319	$1,605,456

Distributable income per unit	$0.83	$0.80

Distributions per unit	$0.77	$0.77

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Trust corpus, beginning of period	$1,670,467	$1,653,412
Distributable income	1,650,319	1,605,456
Distributions to unitholders	1,539,573	1,542,730

Trust corpus, end of period	$1,781,213	$1,716,138

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)
Note 1. Accounting Policies
          The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with the Trust’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.
Note 2. Basis of Accounting
          The financial statements of Marine are prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Under the modified cash basis method:
•	Royalty income is recognized in the month when received by Marine.

•	Marine’s expenses (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

•	Distributions to unitholders are recognized when declared by the trustee of the Trust.
          The financial statements of Marine differ from financial statements prepared in conformity with GAAP because of the following:
•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for contingencies that would not be recorded under GAAP.
          This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
Note 3. Distributable Income
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
          As stated under “Accounting Policies” above, the financial statements in this Form 10-Q are the condensed and consolidated account balances of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC, which are retained by and delivered to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate publicly traded royalty trust, (iv) dividends paid by MPC, less (v) administrative expenses and taxes incurred by the Trust. Distributions fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities.

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”
          At September 30, 2008 and 2007, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.
          The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended
	September 30,
	2008	2007
Income	$1,390,370	$1,154,174
Expenses	107,525	40,654

Distributable income before Federal income taxes	1,282,845	1,113,520
Federal income taxes of Tidelands’ subsidiary	13,100	13,100

Distributable income	$1,269,745	$1,100,420

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
          Marine’s rights are generally referred to as overriding royalty interests in the oil and natural gas industry. An overriding royalty interest is created by an assignment by the owner of a working interest in an oil or gas lease. The royalty rights associated with an overriding royalty interest terminate when the underlying lease terminates. All production and marketing functions are conducted by the working interest owners of the leases. Income from overriding royalties is paid to Marine either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.
          The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The representative of the Trust that will provide the required information is U.S. Trust, Bank of America Private Wealth Management and the contact information for the representative is as follows:
U.S. Trust, Bank of America Private Wealth Management
P.O. Box 830650
Dallas, Texas 75283-0650
Telephone number: (800) 985-0794
Each unitholder should consult his or her own tax advisor for compliance matters.
Liquidity and Capital Resources
          Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. The Trust’s only obligation is to distribute to unitholders the distributable income actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects royalties monthly, pays administration expenses, and disburses all net royalties collected to its unitholders each quarter.
          The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions, for state and Federal tax purposes, generally flow through to each individual unitholder. Note, however, that in May 2006, the State of Texas passed legislation to implement a new franchise or “margin” tax. Although it is not entirely clear, currently, it appears that the Trust will not be subject to the franchise tax because at least 90% of its income is from passive sources. Please see the Annual Report on Form 10-K for the year ended June 30, 2008 for further information. MPC is a taxable entity and pays state and Federal taxes on its income. However, MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
          Marine relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were four new well completions made during the three months ended September 30, 2008 on leases in which Marine has an interest. Public records also indicate that there were three wells in the process of being drilled and five permits for wells to be drilled in the future.
          Based on the latest public records reviewed by Marine, there are approximately 255 wells subject to Marine’s overriding royalty interest that are listed as active oil or natural gas wells on the records of the Minerals Management Service.
          Marine holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from 59 leases covering 215,136 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that Chevron or Elf may acquire. The Trust also owns a 32.6% interest in Tidelands. Tidelands has an overriding royalty interest in five leases covering 22,948 gross acres located in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.
Critical Accounting Policies and Estimates
          In accordance with SEC Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Marine uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Marine (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Marine also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.
          Marine did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended September 30, 2008. Please see the Annual Report on Form 10-K for the year ended June 30, 2008 for a detailed discussion of critical accounting policies.
General
          Marine realized 63% of its royalty income from the sale of oil and 37% from the sale of natural gas during the three months ended September 30, 2008. Royalty income includes royalties of oil and natural gas received from producers.
          Marine’s royalty income is derived from the oil and natural gas production activities of unrelated parties. Marine’s royalty income fluctuates from period to period based upon factors beyond Marine’s control, including, without limitation, the number of productive wells drilled and maintained on leases subject to Marine’s interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold.
          Important aspects of Marine’s operations are conducted by third parties. Marine’s royalty income is dependent on the operations of the working interest owners of the leases on which Marine has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Marine’s interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Marine. The only obligation of the working interest owners to Marine is to make monthly overriding royalty payments of Marine’s interest in the oil and natural gas sold. Marine’s distributions are processed and paid by American Stock Transfer as the agent for Marine. American Stock Transfer replaced Mellon Investor Services LLC Marine’s transfer agent as of November 1, 2008. The volume of oil and natural gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled and the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Marine has no input with the operators regarding future drilling operations which could impact the oil and natural gas production on the leases on which Marine has an overriding royalty interest.
Hurricanes Gustav and Ike
          In September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. Based on information available to Marine, there was no major damage to any of the offshore production platforms on leases in which Marine has an overriding royalty interest. However, Marine believes there was minor damage to the onshore pipeline facilities that transport oil and gas produced from wells on the leases in which Marine has an overriding royalty interest, which caused some disruption in oil and natural gas production.
          Because Marine is not the operator of the leases on which it has an overriding royalty interest, Marine has received limited information regarding effect of the hurricanes on production. However, Marine has been advised that the wells in the South Timbalier area were not damaged by the hurricanes, but were off production due to the damage to onshore pipeline facilities. Marine has been advised that production should be substantially restored in the South Timbalier area in November 2008. In addition, Marine has been advised that wells on in the Eugene Island area were also not damaged by the hurricanes, but that onshore delivery of oil and natural gas would likely be slow due to damage to the onshore pipeline facilities. Marine has not independently verified the foregoing information regarding the status of various wells and the extent of damage to facilities.
          In general, Marine receives royalties two months after oil production and three months after natural gas production. Marine expects that production and future distributions will be negatively affected by the damage caused by the hurricanes. At this time, Marine is unable to predict the extent by which production and distributions will be affected.
Prices
          Oil and natural gas prices continue to decline. In October 2008, the average price quoted for crude oil delivered onshore in Louisiana had dropped 42% to $79.86 per barrel down from $137.81 in July 2008. In September 2008, natural gas prices were down 31% to $7.07 per million btu from $10.32 in July. Marine believes that the decline in prices may reduce the royalties available for distribution to unitholders.
Summary of Operating Results
          Distributable income for the three months ended September 30, 2008 increased approximately 4% to $0.83 per unit as compared to $0.80 per unit for the comparable period in 2007. For the three months ended September 30, 2008, oil production decreased 1,786 barrels and natural gas production decreased 33,873 thousand cubic feet (mcf) from the levels realized in the comparable period in 2007. For the three months ended September 30, 2008, the average price realized for a barrel of oil increased $50.81 over the price realized in the comparable period in 2007 and the average price realized for an mcf of natural gas increased $5.35 over the price realized in the comparable period in 2007.
          Distributions to unitholders amounted to $0.77 per unit for the three months ended September 30, 2008, same as the $0.77 distribution for the comparable period in 2007.

          The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last five quarters.

	Net Production Quantities (1)
		Natural	Distributable	Distribution
Quarter	Oil (bbls)	Gas (mcf)	Income Per Unit	Per Unit
September 30, 2007	8,758	74,951	$0.80	$0.77
December 31, 2007	8,355	49,268	$0.65	$0.76
March 31, 2008	9,458	58,251	$0.71	$0.65
June 30, 2008	9,049	57,014	$0.77	$0.75
September 30, 2008	6,972	41,078	$0.83	$0.77

(1)	Excludes the Trust’s interest in Tidelands.
Results of Operations—Three Months Ended September 30, 2008 and 2007
          Distributable income increased 3% to $1,650,319 for the three months ended September 30, 2008, from $1,605,456 realized for the comparable three months in 2007.
          Oil and gas production (barrels of oil equivalent) in the three months ended September 30, 2008 decreased 43% over the volumes realized in the quarter ended September 30, 2007, with a 20% decrease in the production of oil and a 45% decrease in the production of natural gas.
          Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2008 increased 28% to $939,032 from $734,644 realized for the comparable three months in 2007. There was a 20% decrease in production and a 61% increase in the price realized.
          Income from natural gas royalties, excluding the Trust’s interest in Tidelands, decreased 8% to $541,466 from $586,622 for the comparable three months in 2007. There was a 45% decrease in production and a 68% increase in the price realized.
          Income from the Trust’s interest in Tidelands decreased approximately 12% for the three months ended September 30, 2008 as compared to the comparable three months of 2007, primarily due to increased oil and natural gas prices offset by a decline in production of both oil and natural gas.

          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended September 30, 2008, and those realized in the comparable three months in 2007, excluding the Trust’s interest in Tidelands.

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)	% Change

Oil
Barrels sold	6,972	8,758	(20)%
Average price	$134.69	$83.88	61%

Natural gas
Mcf sold	41,078	74,951	(45)%
Average price	$13.18	$7.83	68%
          General and administrative expenses increased to $119,455 in the three months ended September 30, 2008 from $54,256 in the prior year period, primarily due to increased professional fees and expenses related to the accounting change discussed in the Annual Report on Form 10-K for the year ended June 30, 2008.
Forward-Looking Statements
          The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Marine’s interests. Additional risks are set forth in the Annual Report on Form 10-K for the year ended June 30, 2008. Events may occur in the future that Marine is unable to accurately predict, or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Marine did not experience any significant changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Marine’s market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the year ended June 30, 2008.
Item 4T. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          U.S. Trust, Bank of America Private Wealth Management, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. These controls and procedures are designed to ensure that material information relating to Marine is communicated to the Trustee. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
          There has not been any change in Marine’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          There have been no material changes to the risk factors set forth in the Annual Report on Form 10-K for the year ended June 30, 2008.
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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee
November 13, 2008	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President