Form 10-Q
period 2008-12-31
MARINE PETROLEUM TRUST
filed 2009-02-17
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
As of February 13, 2009, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of December 31, 2008 and June 30, 2008

	December 31,	June 30,
	2008	2008
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,003,033	$1,668,486
Producing oil and gas properties	7	7
Receivable from affiliate	—	11,274

Total assets	$1,003,040	$1,679,767

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income taxes payable	$7,900	$9,300

Total current liabilities	$7,900	$9,300

Trust corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	995,140	1,670,467

	$1,003,040	$1,679,767

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Six Months Ended December 31, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Income:
Oil and gas royalties	$720,751	$989,059	$2,201,248	$2,310,325
Oil and gas royalties from affiliate	343,647	384,054	628,584	709,256
Interest income	3,649	18,852	11,588	38,796

Total income	$1,068,047	$1,391,965	$2,841,420	$3,058,377

Expenses:
General and administrative	$83,687	$88,837	$203,142	$143,093

Distributable income before Federal income taxes	984,360	1,303,128	2,638,278	2,915,284
Federal income taxes of subsidiary	—	2,000	3,600	8,700

Distributable income	$984,360	$1,301,128	$2,634,678	$2,906,584

Distributable income per unit	$0.49	$0.65	$1.32	$1.45

Distributions per unit	$0.89	$0.76	$1.66	$1.53

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Six Months Ended December 31, 2008 and 2007
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007

Trust corpus, beginning of period	$1,670,467	$1,653,412
Distributable income	2,634,678	2,906,584
Distributions to unitholders	3,310,005	3,065,402

Trust corpus, end of period	$995,140	$1,494,594

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
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
          As stated under “Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated account balances of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC, which are retained by and delivered to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate publicly traded royalty trust, (iv) dividends paid by MPC, less (v) administrative expenses and taxes incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities.

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”
          At December 31, 2008 and 2007, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.
          The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three	Three	Six
	Months	Months	Months
	Ended	Ended	Ended
	September 30,	December 31,	December 31,
	2008	2007	2007
Income	$1,390,370	$905,267	$2,059,441

Expenses	107,525	40,255	80,909

Distributable income before Federal income taxes	1,282,845	865,012	1,978,532
Federal income taxes of Tidelands’ subsidiary	13,100	12,000	25,100

Distributable income	$1,269,745	$853,012	$1,953,432
          Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Tidelands has not yet filed its financial statements for the fiscal year ended December 31, 2008 with the SEC. Therefore, consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2008, the latest period for which such information is publicly available. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

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
          The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions, for state and Federal tax purposes, generally flow through to each individual unitholder. Note, however, that in May 2006, the State of Texas passed legislation to implement a new franchise or “margin” tax. Although it is not entirely clear, currently, it appears that the Trust will not be subject to the franchise tax because at least 90% of its income is from passive sources. Please see the Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for further information. MPC is a taxable entity and pays state and Federal taxes on its income. However, MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
          Marine relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were eight new well completions made during the six months ended December 31, 2008 on leases in which Marine has an interest. Public records also indicate that there were four wells in the process of being drilled and three permits for wells to be drilled in the future.
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
          Marine did not have any changes in critical accounting policies or in significant accounting estimates during the six months ended December 31, 2008. Please see the Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for a detailed discussion of critical accounting policies.
General
          During the six months ended December 31, 2008, Marine realized 63% of its royalty income from the sale of oil and 37% from the sale of natural gas, excluding its interest in Tidelands. Royalty income consists of oil and natural gas royalties received from producers.
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

          The volume of oil and natural gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled and the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Marine has no input with the operators regarding future drilling or re-working operations which could impact the oil and natural gas production on the leases on which Marine has an overriding royalty interest.
Hurricanes Gustav and Ike
          In September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities.
          Because Marine is not the operator of the leases on which it has an overriding royalty interest, Marine has received limited information regarding the effect of the hurricanes on production. However, based on limited information available to Marine from the Minerals Management Service, at least six offshore production platforms on leases in which Marine has an overriding royalty interest were either destroyed or severely damaged by the hurricanes. Of these six production platforms, only one (on East Cameron Block 330) had producing wells. Marine does not know the extent to which production may have been disrupted due to hurricane damage to the other five platforms. During the twelve months ended June 30, 2008, over 70% of Marine’s royalty income was generated from wells on leases in the Eugene Island, South Timbalier, Grand Isle and West Delta areas. While none of the six production platforms that were either destroyed or severely damaged by the hurricanes were in these areas, Marine was previously advised that wells in the South Timbalier area were off production due to damage to onshore pipeline facilities. Marine was further advised that production was expected to be substantially restored in the South Timbalier area in November 2008. Marine has not independently verified the foregoing information regarding the status of various wells and the extent of damage to facilities. In addition, there may be other damage to offshore platforms and onshore pipeline facilities causing a disruption in production.
          In general, Marine receives royalties two months after oil production and three months after natural gas production. Based upon royalty receipts received in November and December of 2008 and January 2009 from natural gas production in August, September and October of 2008 and oil production in September, October and November 2008, the distribution to be paid in March 2009 will be $.301562 per unit, a decrease of 66% from the distribution paid in December 2008. The distribution to be paid in June 2009 will be based on production in November and December of 2008 and January and February 2009. At this time, Marine is unable to predict how this distribution will be affected by the damage caused by the hurricanes.
          To Marine’s knowledge, there were no platforms destroyed on the leases on which Tidelands has an overriding royalty interest, and Marine has been advised that the wells on these leases were generally only shut-in for a short period of time. The revenue received from Marine’s equity interest in Tidelands accounted for approximately 67% of the distribution per unit to be paid in March 2009.
Prices
          During the second quarter of fiscal 2009, oil and natural gas prices continued to decline. In December 2008, the average price quoted for crude oil delivered onshore in Louisiana had dropped 71% to $39.69 per barrel down from $137.81 in July 2008. In December 2008, natural gas prices were down 45% to $5.70 per million btu from $10.32 in July.
Summary of Operating Results
          Distributable income for the six months ended December 31, 2008 decreased approximately 9% to $1.32 per unit as compared to $1.45 per unit for the comparable period in 2007. For the six months ended December 31, 2008, oil production decreased 6,568 barrels and natural gas production decreased 54,756 thousand cubic feet (mcf) from the levels realized in the comparable period in 2007. For the six months ended December 31, 2008, the average price realized for a barrel of oil increased $51.56 over the price realized in the comparable period in 2007 and the average price realized for an mcf of natural gas increased $4.14 over the price realized in the comparable period in 2007.
          Distributions to unitholders amounted to $1.66 per unit for the six months ended December 31, 2008, an increase of $0.13 per unit over the distributions for the comparable period in 2007.
          The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last five quarters.

	Net Production Quantities (1)		Distributable
		Natural	Income Per	Distribution
Quarter Ended	Oil (bbls)	Gas (mcf)	Unit	Per Unit
December 31, 2007	8,355	49,268	$0.65	$0.76
March 31, 2008	9,458	58,251	$0.71	$0.65
June 30, 2008	9,049	57,014	$0.77	$0.75
September 30, 2008	6,972	41,078	$0.83	$0.77
December 31, 2008	3,573	28,385	$0.49	$0.89

(1)	Excludes the Trust’s interest in Tidelands.
Results of Operations—Three Months Ended December 31, 2008 and 2007
          Distributable income decreased 24% to $984,360 for the three months ended December 31, 2008, from $1,301,128 realized for the comparable three months in 2007.
          Excluding the Trust’s interest in Tidelands, oil and gas production (barrels of oil equivalent) in the three months ended December 31, 2008 decreased 50% over the volumes realized in the quarter ended December 31, 2007, with a 57% decrease in the production of oil and a 42% decrease in the production of natural gas.
          Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2008 decreased 29% to $446,668 from $631,890 realized for the comparable three months in 2007. There was a 57% decrease in production and a 65% increase in the price realized.
          Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2008 decreased 23% to $274,082 from $357,169 for the comparable three months in 2007. There was a 42% decrease in production and a 33% increase in the price realized.
          Income from the Trust’s interest in Tidelands decreased approximately 11% for the three months ended December 31, 2008 as compared to the comparable three months of 2007, primarily due to increased oil and natural gas prices offset by a decline in production of both oil and natural gas. The decrease in production was due in part to the loss of production as a result of Hurricanes Gustav and Ike.

          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended December 31, 2008, and those realized in the comparable three months in 2007, excluding the Trust’s interest in Tidelands.

	Three Months Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	3,573	8,355	(57)%
Average price	$125.01	$75.63	65%

Natural gas
Mcf sold	28,385	49,268	(42)%
Average price	$9.66	$7.25	33%
          General and administrative expenses decreased to $83,687 in the three months ended December 31, 2008 from $88,837 in the prior year period.
Results of Operations—Six Months Ended December 31, 2008 and 2007
          Distributable income decreased 9% to $2,634,678 for the six months ended December 31, 2008, from $2,906,584 realized for the comparable six months in 2007.
          Excluding the Trust’s interest in Tidelands, oil and gas production (barrels of oil equivalent) in the six months ended December 31, 2008 decreased 42% over the volumes realized in the comparable six months in 2007, with a 38% decrease in the production of oil and a 44% decrease in the production of natural gas.
          Income from oil royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2008 increased 1% to $1,385,700 from $1,366,534 realized for the comparable six months in 2007. There was a 38% decrease in production and a 65% increase in the price realized.
          Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2008 decreased 14% to $815,548 from $943,791 for the comparable six months in 2007. There was a 44% decrease in production and a 54% increase in the price realized.
          Income from the Trust’s interest in Tidelands decreased approximately 11% for the six months ended December 31, 2008 as compared to the comparable six months of 2007, primarily due to increased oil and natural gas prices offset by a decline in production of both oil and natural gas. The decrease in production was due in part to the loss of production as a result of Hurricanes Gustav and Ike.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the six months ended December 31, 2008, and those realized in the comparable six months in 2007, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2008	2007
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	10,545	17,113	(38)%
Average price	$131.41	$79.85	65%

Natural gas
Mcf sold	69,463	124,219	(44)%
Average price	$11.74	$7.60	54%

          General and administrative expenses increased to $203,142 in the six months ended December 31, 2008 from $143,093 in the prior year period, primarily due to increased professional fees and expenses related to the accounting change discussed in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Forward-Looking Statements
          The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Marine’s interests. Additional risks are set forth in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.
Website
          Marine now has an Internet website and has made available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, at www.marps-marinepetroleumtrust.com. These reports will be posted as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Marine did not experience any significant changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Marine’s market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          Although various risk factors and specific cautionary statements are described elsewhere in this Quarterly Report on Form 10-Q, the following is a summary of the principal risks associated with an investment in units of the Trust.
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
Royalty interests are depleting assets and may deplete faster than expected or entirely.
          The net proceeds payable to Marine are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders attributable to depletion may be considered a return of capital as opposed to a return on investment. Distributions that are considered a return of capital will ultimately diminish the depletion tax benefits available to unitholders, which could reduce the market value of the units over time.
          The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the leases will likely affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If operators of the leases do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently experienced by Marine. Eventually, the properties on the leases will stop producing in commercial quantities, and Marine will therefore cease to receive any distributions of net proceeds therefrom.
Oil and natural gas prices are volatile and fluctuate due to a number of factors, and lower prices will reduce royalty payments to Marine and distributions to its unitholders.
          Marine’s quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. A significant downward movement in the prices for oil and natural gas could have a material adverse effect on Marine’s distributable income, which could decrease the distributions to unitholders. Recently, prices for oil and natural gas have declined dramatically from recent high prices. Historically, prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Marine’s control. These factors include, but are not limited to:
•	political conditions worldwide, in particular political disruption, war or other armed conflicts in oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of domestic and foreign oil and natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.
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
The market price for the units may not reflect the value of the royalty interests held by Marine.
          The public trading price for the units tends to be tied to the recent and expected levels of cash distribution on the units. The amounts available for distribution by Marine vary in response to numerous factors outside the control of Marine, including prevailing prices for oil and natural gas produced from properties on the leases. The market price of the units is not necessarily indicative of the value that Marine would realize if it sold its interest in the properties on the leases to a third party buyer and distributed the net proceeds to its unitholders. In addition, the market price of the units is not necessarily reflective of the fact that since the assets of Marine are depleting assets, a portion of each cash distribution paid on the units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder for the unit.
          In addition, the public stock markets have experienced price and trading volume volatility. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons that may or may not be related to operating performance. If the public stock markets continue to experience price and trading volume volatility in the future, the market price of the units could be adversely affected. In addition, the units have traded, and may continue to trade, in low volumes. As a result, sales of small amounts of the units in the public market could cause the price of the units to fluctuate greatly, including in a materially adverse manner.
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
          The working interest owners may at any time transfer all or part of property underlying a lease to another unrelated third party. Unitholders are not entitled to vote on any transfer, and Marine will not receive any proceeds of any such transfer. Following any transfer, the lease will continue to be subject to Marine’s royalty interest, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to Marine its royalty interest on the transferred portion of the lease, and the current owner of the underlying property would have no continuing obligation to Marine for that property. Any such transferee may not be as financially sound as the current working interest owner.
The owner of any underlying properties of the leases may abandon any property, terminating the related royalty interest Marine may hold.
          The current working interest owners or any transferee may abandon any well or property if it believes that the well or property can no longer produce in commercially economic quantities or for any other reason. This would result in termination of Marine’s royalty interest relating to the abandoned well or property.

The Trustee, Marine and its unitholders do not control the operation or development of the underlying properties of the leases and have little influence over operation or development.
          The Trustee, Marine and the Trust’s unitholders have little, if any, influence or control over the operation or future development of the underlying properties of the leases. The properties underlying the leases are owned by independent working interest owners. The working interest owners manage the underlying properties and handle receipt and payment of funds relating to the leases and payments to Marine for its royalty interests. The current working interest owners are under no obligation to continue operating the properties. The failure of a working interest owner to conduct its operations, discharge its obligations, cooperate with regulatory agencies or comply with laws, rules and regulations in a proper manner could have an adverse effect on net proceeds payable to Marine. The Trustee, Marine and the Trust’s unitholders do not have the right to replace an operator.
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
          Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response to such attacks or threats, could cause instability in the global financial and energy markets. Terrorism and other geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.
Unitholders have limited voting rights.
          Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Unlike corporations, which are generally governed by boards of directors elected by their equity holders, the Trust is administered by a corporate trustee in accordance with the Indenture and other organizational documents. The Trustee has limited discretion in its administration of the Trust.
The limited liability of the unitholders is uncertain.
          The unitholders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust as a trust does not include the interposition of a limited liability entity such as a corporation or limited partnership, which would provide further limited liability protection to unitholders. While the Trust is liable for any excess liabilities incurred if the Trustee fails to insure that such liabilities are to be satisfied only out of the Trust’s assets, under the laws of the state of Texas, which are unsettled on this point, a holder of units may be jointly and severally liable for any liability of the Trust if the satisfaction of such liabilities was not contractually limited to the assets of the Trust and the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, unitholders may be exposed to personal liability.

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
Financial information of Marine is not prepared in accordance with GAAP.
          The financial statements of Marine are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of Marine differ from GAAP financial statements because royalty income is recognized in the month received rather than in the month of production and reserves may be established for contingencies that would not be recorded under GAAP.
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
          The Trustee does not expect that the Trust will be required to pay any amounts under the new Texas state franchise tax for tax year 2008, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for tax year 2008. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.
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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee
February 17, 2009	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President