Form 10-Q
period 2009-03-31
MARINE PETROLEUM TRUST
filed 2009-05-12
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
As of May 11, 2009, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of March 31, 2009 and June 30, 2008

	March 31,	June 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$990,192	$1,668,486
Producing oil and gas properties	7	7
Receivable from affiliate	—	11,274

Total assets	$990,199	$1,679,767

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income taxes payable	$7,900	$9,300

Total current liabilities	$7,900	$9,300

Trust corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	982,299	1,670,467

	$990,199	$1,679,767

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Nine Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Income:
Oil and gas royalties	$286,774	$1,225,908	$2,488,022	$3,536,233
Oil and gas royalties from affiliate	403,742	293,799	1,032,326	1,003,055
Interest income	555	12,121	12,143	50,917
Total income	$691,071	$1,531,828	$3,532,491	$4,590,205

Expenses:
General and administrative	$100,788	$106,299	$303,930	$249,392
Distributable income before Federal income taxes	590,283	1,425,529	3,228,561	4,340,813
Federal income taxes of subsidiary	—	2,000	3,600	10,700
Distributable income	$590,283	$1,423,529	$3,224,961	$4,330,113
Distributable income per unit	$0.30	$0.71	$1.61	$2.17
Distributions per unit	$0.30	$0.65	$1.96	$2.18
Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Nine Months Ended March 31, 2009 and 2008
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008

Trust corpus, beginning of period	$1,670,467	$1,653,412
Distributable income	3,224,961	4,330,113
Distributions to unitholders	3,913,129	4,355,989

Trust corpus, end of period	$982,299	$1,627,536

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
Note 1. Accounting Policies
     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.
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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”
     At March 31, 2009 and 2008, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.
     The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Nine Months Ended
	March 31,
	2009	2008
Income	$3,728,868	$3,111,439

Expenses	244,458	166,236

Distributable income before Federal income taxes	3,484,410	2,945,203
Federal income taxes of Tidelands’ subsidiary	31,770	40,700

Distributable income	$3,452,640	$2,904,503
     Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

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
Liquidity and Capital Resources
     Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. The Trust’s only obligation is to distribute to unitholders the distributable income actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects royalties monthly, pays administration expenses and disburses all net royalties collected to its unitholders each quarter.
     The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a new franchise or “margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for further information. MPC is a taxable entity and pays state and Federal taxes on its income. However, MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
     Marine relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were fourteen new well completions made during the nine months ended March 31, 2009 on leases in which Marine has an interest. Public records also indicate that there were four wells in the process of being drilled and three permits for wells to be drilled in the future.
     Marine holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from 58 leases covering 209,376 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that Chevron or Elf may acquire. The Trust also owns a 32.6% interest in Tidelands. Tidelands has an overriding royalty interest in five leases covering 22,948 gross acres located in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.
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
     Marine did not have any changes in critical accounting policies or in significant accounting estimates during the nine months ended March 31, 2009. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 for a detailed discussion of critical accounting policies.
General
     During the nine months ended March 31, 2009, Marine realized 60% of its royalty income from the sale of oil and 40% from the sale of natural gas, excluding its interest in Tidelands. Royalty income consists of oil and natural gas royalties received from producers.
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
     Important aspects of Marine’s operations are conducted by third parties. Marine’s royalty income is dependent on the operations of the working interest owners of the leases on which Marine has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Marine’s interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Marine. The only obligation of the working interest owners to Marine is to make monthly overriding royalty payments of Marine’s interest in the oil and natural gas sold. Marine’s distributions are processed and paid by American Stock Transfer & Trust Company, LLC as the agent for Marine.
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
     Because Marine is not the operator of the leases on which it has an overriding royalty interest, Marine has received limited information regarding the effects of the hurricanes on production. However, based on the limited information that Marine has received from operators and from data from the Minerals Management Service records and publications, Marine believes that all significant leases in which Marine has an interest that experienced a disruption in production, with the exception of Ship Shoal Block 154, were back on production during the first quarter of 2009. Production volumes may be slow to reach and may not reach the volumes realized before damage was caused by the hurricanes. Production is expected to commence on Ship Shoal Block 154 when its pipeline is able to take delivery of the oil produced on the lease; however, Marine does not have information regarding when the pipeline will be able to take delivery. The Minerals Management Service is a division of the U.S. government.
     In general, Marine receives royalties two months after oil production and three months after natural gas production. The distribution to be paid in June 2009 will generally be based on production in November and December of 2008 and January and February of 2009. At this time, Marine is unable to predict the extent to which this distribution will be affected by the damage caused by the hurricanes.
     To Marine’s knowledge, there were no platforms destroyed on the leases on which Tidelands has an overriding royalty interest, and Marine has been advised that the wells on these leases were generally only shut-in for a short period of time. The revenue received from Marine’s equity interest in Tidelands accounted for approximately 67% of the distribution per unit paid in March 2009.
Summary of Operating Results
     Distributable income for the nine months ended March 31, 2009 decreased approximately 26% to $1.61 per unit as compared to $2.17 per unit for the comparable period in 2008. For the nine months ended March 31, 2009, oil production decreased 13,896 barrels and natural gas production decreased 84,534 thousand cubic feet (mcf) from the levels realized in the comparable period in 2008. For the nine months ended March 31, 2009, the average price realized for a barrel of oil increased $39.20 over the price realized in the comparable period in 2008 and the average price realized for an mcf of natural gas increased $2.23 over the price realized in the comparable period in 2008.
     Distributions to unitholders amounted to $1.96 per unit for the nine months ended March 31, 2009, a decrease of $0.22 per unit from the distributions for the comparable period in 2008.
     The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last five quarters.

	Net Production
	Quantities(1)
		Natural	Distributable	Distribution
Quarter Ended	Oil (bbls)	Gas (mcf)	Income Per Unit	Per Unit
March 31, 2008	9,458	58,251	$0.71	$0.65
June 30, 2008	9,049	57,014	$0.77	$0.75
September 30, 2008	6,972	41,078	$0.83	$0.77
December 31, 2008	3,573	28,385	$0.49	$0.89
March 31, 2009	2,130	28,473	$0.30	$0.30

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended March 31, 2009 and 2008
     Distributable income decreased 59% to $590,283 for the three months ended March 31, 2009 from $1,423,529 realized for the comparable three months in 2008. Marine believes that royalties were down for the three months ended March 31, 2009 due to the disruption in production caused by Hurricanes Gustav and Ike.
     Excluding the Trust’s interest in Tidelands, oil and gas production (barrels of oil equivalent) in the three months ended March 31, 2009 decreased 64% from the volumes realized in the quarter ended March 31, 2008, with a 77% decrease in the production of oil and a 51% decrease in the production of natural gas.
     Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2009 decreased 84% to $115,968 from $739,839 realized for the comparable three months in 2008. There was a 77% decrease in production and a 30% decrease in the price realized.
     Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2009 decreased 65% to $170,806 from $486,069 for the comparable three months in 2008. There was a 51% decrease in production and a 28% decrease in the price realized.
     Income from the Trust’s interest in Tidelands increased approximately 37% for the three months ended March 31, 2009 as compared to the comparable three months of 2008. A natural gas well was completed in July 2008, resulting in increased production for the three months ended March 31, 2009.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended March 31, 2009, and those realized in the comparable three months in 2008, excluding the Trust’s interest in Tidelands.

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	2,130	9,458	(77)%
Average price	$54.45	$78.22	(30)%

Natural gas
Mcf sold	28,473	58,251	(51)%
Average price	$6.00	$8.34	(28)%
     General and administrative expenses decreased to $100,788 in the three months ended March 31, 2009 from $106,299 in the prior year period, primarily due to decreased professional fees and expenses.
Results of Operations—Nine Months Ended March 31, 2009 and 2008
     Distributable income decreased 26% to $3,224,961 for the nine months ended March 31, 2009 from $4,330,113 realized for the comparable nine months in 2008. Marine believes that royalties were down for the nine months ended March 31, 2009 due to the disruption in production caused by Hurricanes Gustav and Ike.
     Excluding the Trust’s interest in Tidelands, oil and gas production (barrels of oil equivalent) in the nine months ended March 31, 2009 decreased 49% from the volumes realized in the comparable nine months in 2008, with a 52% decrease in the production of oil and a 46% decrease in the production of natural gas.
     Income from oil royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2009 decreased 29% to $1,501,668 from $2,106,373 realized for the comparable nine months in 2008. There was a 52% decrease in production and a 49% increase in the price realized.

     Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2009 decreased 31% to $986,354 from $1,429,860 for the comparable nine months in 2008. There was a 46% decrease in production and a 28% increase in the price realized.
     Income from the Trust’s interest in Tidelands increased approximately 3% for the nine months ended March 31, 2009 as compared to the comparable nine months of 2008, primarily due to increased natural gas production and a small increase in the average price of natural gas. The production of oil and the average price of oil were down for the nine months ended March 31, 2009.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the nine months ended March 31, 2009, and those realized in the comparable nine months in 2008, excluding the Trust’s interest in Tidelands.

	Nine Months Ended March 31,
	2009 (Unaudited)	2008 (Unaudited)	% Change
Oil
Barrels sold	12,675	26,571	(52)%
Average price	$118.47	$79.27	49%

Natural gas
Mcf sold	97,936	182,470	(46)%
Average price	$10.07	$7.84	28%
     General and administrative expenses increased to $303,930 in the nine months ended March 31, 2009 from $249,392 in the prior year period, primarily due to increased professional fees and expenses related to the accounting change discussed in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Forward-Looking Statements
     The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Quarterly Report on Form 10-Q for the period ended December 31, 2008. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.
Website
     Marine has an Internet website and has made available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, at www.marps-marinepetroleumtrust.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Marine did not experience any significant changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Marine’s market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     Although various risk factors and specific cautionary statements are described elsewhere in this Quarterly Report on Form 10-Q, a summary of the principal risks associated with an investment in units of the Trust is set forth in the Quarterly Report on Form 10-Q for the period ended December 31, 2008.
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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee
May 12, 2009	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President