Form 10-K
period 2009-06-30
MARINE PETROLEUM TRUST
filed 2009-09-21
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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
YES ☐     NO ☑
     Aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $36,792,500. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
     Number of units of beneficial interest outstanding as of September 17, 2009 was 2,000,000.
Documents Incorporated by Reference:
None

ITEM 1.	BUSINESS
     Organization. Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. The Trust was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments thereto between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests are now held by Chevron Corporation (“Chevron”) and its assignees.
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
     Marine holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from the leases described in the “Properties” section below. Marine’s overriding royalty interest applies only to existing leases and does not apply to new leases that Chevron or its assignees may acquire.
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

     As of the date of filing of this Annual Report on Form 10-K, the leases subject to Marine’s interests cover 232,324 gross acres (including Tidelands’ interest in 22,948 leased acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover sufficient reserves to make development economically worthwhile. In addition, the U.S. Federal government may force termination of a lease if the working interest owner fails to fully develop a lease once it is acquired.
     For the year ended June 30, 2009, approximately 62% of Marine’s royalty revenues were attributable to the sale of oil and approximately 38% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, ability of wells to produce due to depletion and changes in the market price for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for over 90% of the royalties received in each of the past three years.

	Year Ended June 30,
Company	2009	2008	2007
Chevron USA, Inc.	57%	56%	63%
Anglo Suisse Offshore Partners LLP	10%	9%	6%
Apache Corporation	6%	5%	3%
Century Exploration Company	4%	6%	5%
Energy XXI GOM LLC	4%	3%	2%
Walter Oil & Gas Corporation	3%	3%	7%
SPN Resources LLC	3%	4%	2%
W&T Offshore Inc.	3%	2%	2%
McMoran Oil & Gas LLC	3%	2%	—
Devon Energy Production Company LP	1%	2%	4%
Others	6%	8%	6%

	100%	100%	100%
     In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 34%, 21%, and 12% of Marine’s revenue for the years ended June 30, 2009, 2008 and 2007, respectively. Tidelands has reported that royalty revenues from Devon Energy Production Company LP, NOEX Energy, Inc., W&T Offshore Inc., McMoran Oil & Gas LLC, Barron Petroleum Inc., ENI US Operating Co., Inc., Dominion Exploration and Production, Inc. and Newfield Exploration Company accounted for more than 95% of Tidelands’ royalty revenue for the years ended December 31, 2008, 2007 and 2006.
     Marine derives no revenues from foreign sources and has no export sales.
     Trust Functions. The Trust is administered by officers and employees of its Trustee, U.S. Trust, Bank of America Private Wealth Management. See “Item 10. Directors and Executive Officers of the Registrant.”
     All aspects of Marine’s operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Marine, which are conducted by oil and natural gas companies that lease tracts subject to Marine’s interests. American Stock Transfer and Trust Company, LLC is the transfer agent for Marine and is responsible for reviewing, processing and payment of distributions.
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
     Widely Held Fixed Investment Trust Reporting Information. The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The representative of the Trust that will provide the required information is U.S. Trust, Bank of America Private Wealth Management, and the contact information for the representative is as follows:

U.S. Trust, Bank of America Private Wealth Management
P.O. Box 830650
Dallas, Texas 75283-0650
Telephone number: (800) 985-0794
Each unitholder should consult his or her own tax advisor for tax reporting matters.

ITEM 1A.	RISK FACTORS
     Although various risk factors and specific cautionary statements are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks associated with an investment in units of the Trust.
Marine is unable to acquire royalty interests in any more leases.
     Marine’s overriding royalty interest applies only to existing leases and does not apply to new leases that Chevron or its assignees may acquire. Therefore, Chevron and its assignees are no longer obligated to assign any interest to Marine out of any lease that they acquire. In addition, Marine is not permitted to carry on any business, including making investments in additional oil and gas interests. Marine will continue to receive payments on its existing leases, so long as the leases exist. Once the leases terminate or expire, any overriding royalties payable to Marine will terminate and Marine cannot acquire any additional or replacement royalty interests.
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
     The public trading price for the units tends to be tied to the recent and expected levels of cash distribution on the units. The amounts available for distribution by Marine vary in response to numerous factors outside the control of Marine, including prevailing prices for oil and natural gas produced from properties on the leases. The market price of the units is not necessarily indicative of the value that Marine would realize if it sold its interest in the properties on the leases to a third party buyer and distributed the net proceeds to its unitholders. In addition, the market price of the units is not necessarily reflective of the fact that since the assets of Marine are depleting assets, a portion of each cash distribution paid on the units may be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder for the unit.
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
     The occurrence of drilling, production or transportation accidents and other natural disasters on the properties underlying the leases can reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example, in September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. As a result, oil and natural gas production was interrupted. Marine believes that most significant leases in which Marine has an interest that experienced a disruption in production were back on production during the first quarter of 2009.

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
     Oil and gas operations have been, and in the future will be, affected by U.S. Federal, state and local laws and regulations and other political developments, such as price or gathering rate controls and environmental protection regulations. Although Marine is unable to predict changes to existing laws and regulations, such changes could significantly impact royalty interests.
Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation.
     Currently, cash held by Marine reserved for the payment of accrued liabilities and estimated future expenses and distributions to unitholders is typically held in cash deposits, U.S. Treasury and agency bonds and money market accounts. Marine places such reserve cash with financial institutions that Marine considers credit worthy and limits the amount of credit exposure from any one financial institution. However, none of these accounts are insured by the Federal Deposit Insurance Corporation.
Financial information of Marine is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.
     The financial statements of Marine are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America (“GAAP”). Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission (the “SEC”), the financial statements of Marine differ from GAAP financial statements because royalty income is recognized in the month received rather than in the month of production and reserves may be established for contingencies that would not be recorded under GAAP.

If it is determined that Marine is subject to the Texas franchise tax, the Trustee may have to withhold an amount from future distributions to pay the tax liability.
     In May 2006, the State of Texas enacted legislation, as amended in June 2007, and again in June 2009, to implement a new franchise or “margin” tax. Certain entities that were previously exempt from the franchise tax, including many trusts, may now be subject to the tax. Trusts, however, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), that meet certain statutory requirements are exempt from the franchise tax as “passive entities.”
     The Trustee does not expect that the Trust will be required to pay any amounts under the Texas state franchise tax for tax year 2009, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its U.S. Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for tax year 2009. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.
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
     Marine did not file any reports during the fiscal year ended June 30, 2009 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.
     Due to the nature of Marine’s business, it does not have any delivery commitments.
     Production. Information regarding the net quantities of oil and natural gas produced with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Marine are based, is set forth in the following table:

	Year Ended June 30,
	2009	2008	2007
Net quantities sold:
Oil (in barrels (“bbls”))	16,885	35,620	43,242
Natural Gas (in thousands of cubic feet (“mcf”))	114,730	239,484	288,247

Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$100.13	$81.89	$60.63
Natural Gas (per mcf)(1)	$9.22	$7.98	$7.05

(1)	The weighted average sales price is calculated from data provided by the operators.
     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” below.
     Productive Wells. Based on the latest public records reviewed by Marine from the Minerals Management Service, a division of the U.S. government, there were approximately 220 gross active wells subject to Marine’s interests. Marine believes that the term “active wells” is synonymous with the term “productive wells” as defined by the SEC in Industry Guide 2. Marine believes that most of the active wells produce both oil and natural gas; however, Marine is unable to determine the actual number of wells classified as either oil or natural gas wells without unreasonable efforts and expense. See “Difficulty in Obtaining Certain Data” below.
     Drilling Activity. The following table shows the number of wells drilled in which Marine has an interest (including its interest in Tidelands) for each of its last three fiscal years:

	Year Ended June 30,
	2009	2008	2007
Development
Oil	6	10	15
Natural Gas	13	13	30
Dry	2	1	3

Totals	21	24	48

     Information regarding net wells or acres is not included since Marine does not own any working interests.
     Lease Acreage. Marine has an overriding royalty interest (including its interest in Tidelands) in 63 different oil and natural gas leases covering 232,324 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

Producing
Leases Granted by(1):	Acreage
United States	226,794
State of Texas	640
State of Louisiana	4,890

232,324

(1)	Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. Marine’s overriding royalty area is determined by a contract that defines the area in which Marine is entitled to receive a royalty interest. In some cases, that area does not cover an entire lease block. In those cases, Marine’s royalty interest only applies to the area that lies within the lease. There are 3,958 acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.

     The overriding royalty interest owned by Marine is three-fourths of 1% of the working interest held by Chevron or its assigns. The fractional interest will therefore vary from lease to lease. The acreage weighted average of the fractional interest in all leases, including Marine’s interest in the leases held by Tidelands, is 0.5918%. The following table presents the acreage breakdown by fractional interests of Marine and its interest in the Tidelands leases:

Trust	Acres	Interest
Tidelands	22,948	1.1928%
Marine	111,432	0.7500%
Marine	1,527	0.5000%
Marine	40,151	0.3750%
Marine	56,266	0.1905%

Summary	232,324	0.5918%

     Present Activities. As of July 27, 2009, public records indicate that four wells are either being drilled, re-drilled or worked over on tracts in which Marine has an interest. Public records indicate that operators have designated locations for one additional operation, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.
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
     No matters have been presented to the unitholders to be voted upon during the fiscal year ended June 30, 2009.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The units of beneficial interest in the Trust trade on the Nasdaq Capital Market under the symbol “MARPS.” Distributions of cash are made to unitholders quarterly. The following table presents the range of high and low sales prices of the units on the Nasdaq Capital Market by quarter for the past two years. The per unit amount of cash distributed to unitholders for each of these quarters is also presented in the table.

	Sales Price		Distributions
Quarter Ending	High	Low	Per Unit
September 30, 2007	$36.10	$28.00	$0.77
December 31, 2007	45.00	34.00	0.76
March 31, 2008	36.99	27.38	0.65
June 30, 2008	35.50	30.11	0.75

September 30, 2008	$33.55	$22.50	$0.77
December 31, 2008	24.47	17.18	0.89
March 31, 2009	24.00	15.85	0.30
June 30, 2009	17.97	15.21	0.26
     The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On June 30, 2009, these outstanding units of record were held by 371 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2009.
     The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $60,750 for the distribution paid on June 30, 2009. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.
     Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date.
     Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the period covered by this report.
     While the Trust’s complete Annual Report on Form 10-K (excluding exhibits) for the year ended June 30, 2009 is distributed to unitholders, a copy of such Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.

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

	Year Ended June 30,
	(In Thousands Except Per Unit Amounts)
	2009	2008	2007	2006	2005
	(Audited)	(Audited)	(Audited)	(Audited)	(Unaudited)
Statement of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$2,749	$4,827	$4,654	$3,993	$4,206
Equity in Tidelands	1,419	1,313	623	725	420
Interest	12	59	79	55	29

	$4,180	$6,199	$5,356	$4,773	$4,655

Expenses:
General and administrative	$380	$314	$218	$218	$207
Federal income taxes of subsidiary	(19)	21	20	8	3

	361	335	238	226	210

Distributable income	$3,819	$5,864	$5,118	$4,547	$4,445

Distributions to unitholders	$4,436	$5,847	$4,921	$4,472	$4,576

Distributable income per unit	$1.91	$2.93	$2.56	$2.27	$2.22

Distributions per unit	$2.22	$2.92	$2.46	$2.24	$2.29

	2009	2008	2007	2006	2005
	(Audited)	(Audited)	(Audited)	(Unaudited)	(Unaudited)
Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$1,053	$1,680	$1,661	$1,459	$1,383

Trust corpus	$1,053	$1,670	$1,653	$1,457	$1,382

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Critical Accounting Policies. As of June 30, 2008, the financial statements of Marine have been prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with GAAP. Under the modified cash basis method:
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
     Marine’s results of operations are significantly impacted by oil and natural gas commodity prices and the quantity of oil and natural gas production. Oil and natural gas prices have historically experienced significant volatility. Marine is not permitted to manage its commodity price risk through the use of fixed price contracts or financial derivatives.
     Marine’s income consists primarily of oil and natural gas royalties and is based on the value at the well of its percentage interest in oil and natural gas sold without reduction for any of the expenses of production. “Value at the well” for oil means the purchasers’ selling price at its receiving point onshore, less the cost of transportation from the offshore lease to the onshore receiving point. “Value at the well” for natural gas means the selling price less the cost of compression, dehydration and transportation from the lease to the delivery point of the pipeline transporting the product to market. In general, value at the well is determined on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or at wellhead prices determined by industry standards, where the selling price does not reflect value at the well. In the event an agreement is not arms-length in nature, the value is based upon current market prices.
     Summary Review. In September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities.
     Because Marine is not the operator of the leases on which it has an overriding royalty interest, Marine received limited information regarding the effects of the hurricanes on production. However, based on the limited information that Marine received from operators and from data from the Minerals Management Service records and publications, Marine believes that all significant leases in which Marine has an interest that experienced a disruption in production, with the exception of Ship Shoal Block 154, were back on production during the first quarter of 2009. Production volumes may be slow to reach and may not reach the volumes realized before damage was caused by the hurricanes. Production is expected to commence on Ship Shoal Block 154 when its pipeline is able to take delivery of the oil produced on the lease; however, Marine does not have information regarding when the pipeline will be able to take delivery.
     To Marine’s knowledge, there were no platforms destroyed on the leases on which Tidelands has an overriding royalty interest, and Marine has been advised that the wells on these leases were generally only shut-in for a short period of time.
     In general, Marine receives royalties two months after oil production and three months after natural gas production. Partially due to damage cause by the hurricanes, the March 2009 distribution decreased 65.9% from the December 2008 distribution, from $0.885216 per unit to $0.301562 per unit, and the June 2009 distribution decreased 13.3% from the March 2009 distribution, from $0.301562 per unit to $0.261404 per unit. The September 2009 distribution decreased 5.9% from the June 2009 distribution, from $0.261404 per unit to $0.246003 per unit.
     Marine’s distributable income for the year ended June 30, 2009 amounted to $3,818,752 or $1.91 per unit as compared to $5,864,499 or $2.93 per unit in fiscal 2008 and $5,118,174 or $2.56 per unit in fiscal 2007.
     These results also include income from the Trust’s interest in Tidelands, which amounted to $1,419,539 for fiscal 2009, $1,313,536 for fiscal 2008 and $623,391 for fiscal 2007. Income from Tidelands contributed approximately 34% of Marine’s royalty income for fiscal 2009 as compared to 21% and 12% of Marine’s royalty income for fiscal 2008 and 2007, respectively.
     The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of active wells at the end of each of the past three fiscal years.

	Year Ended June 30,
	2009	2008	2007
Wells Drilled or Recompleted (Gross)	21	24	48
Active Wells (Gross)	220	240	240
     The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal years 2009 and 2008, excluding the Trust’s interest in Tidelands.

	Year Ended June 30,
	2009	2008	% Change
Income from:
Oil royalties	$1,690,654	$2,916,843	(42.0)%
Natural gas royalties	$1,058,045	$1,909,973	(44.6)%
Totals	$2,748,699	$4,826,816	(43.1)%

Net quantities sold:
Oil (bbls)	16,885	35,620	(52.6)%
Natural gas (mcf)	114,730	239,484	(52.1)%

Average price:
Oil (1)	$100.13	$81.89	22.3%
Natural gas (1)	$9.22	$7.98	15.5%

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

          The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal years 2008 and 2007, excluding Marine’s interest in Tidelands.

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
     Fiscal Year 2009 Compared to Fiscal Year 2008. During fiscal 2009, Marine received approximately 61.5% of its royalty income from the sale of oil and 38.5% from the sale of natural gas. Income from oil and natural gas royalties in fiscal 2009 decreased approximately 43.1% from fiscal 2008, primarily due to decreased production of oil and natural gas. As previously discussed, Hurricanes Gustav and Ike caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities, which had an effect on Marine’s royalty income in the first and second quarters of fiscal 2009.
          Revenue from oil royalties amounted to $1,690,654 in fiscal 2009, a decrease of 42.0% from the $2,916,843 realized in fiscal 2008. The average price realized for a barrel of oil increased 22.3% to $100.13 from $81.89 realized in fiscal 2008. In fiscal 2009, oil production decreased 52.6% to 16,885 barrels from the amount produced in fiscal 2008.
          Revenue from natural gas royalties amounted to $1,058,045 in fiscal 2009, a decrease of 44.6% from $1,909,973 realized in fiscal 2008. In fiscal 2009, the average price of an mcf of natural gas increased 15.5% to $9.22 and production decreased 52.1% to 114,730 mcf from the average price and amount produced in fiscal 2008.
          General and administrative expenses for fiscal 2009 amounted to $380,400, an increase of 21.2% from $313,865 in fiscal 2008, due to an increase in professional fees and expenses.
          Interest income decreased to $12,189 in fiscal 2009 from $58,712 realized in fiscal 2008 due to a decrease in interest rates and a decrease in undistributed royalties.
          Fiscal Year 2008 Compared to Fiscal Year 2007. During fiscal 2008, Marine received approximately 60.4% of its royalty income from the sale of oil and 39.6% from the sale of natural gas. Income from oil and natural gas royalties in fiscal 2008 increased approximately 3.7% from fiscal 2007, primarily due to increased oil and natural gas prices.
          Revenue from oil royalties amounted to $2,916,843 in fiscal 2008, an increase of 11.3% from the $2,621,591 realized in fiscal 2007. In fiscal 2008, the average price of a barrel of oil increased 35.1% to $81.89 from $60.63 realized in fiscal 2007. In fiscal 2008, oil production decreased 17.6% to 35,620 barrels from the amount produced in fiscal 2007.

          Revenue from natural gas royalties amounted to $1,909,973 in fiscal 2008, a decrease of 6.0% from the $2,032,813 realized in fiscal 2007. In fiscal 2008, the average price of an mcf of natural gas increased 13.2% to $7.98 and production decreased 16.9% to 239,484 mcf from the average price and amount produced in fiscal 2007.
          General and administrative expenses for fiscal 2008 amounted to $313,865, an increase of 43.9% from $218,089 in fiscal 2007, due to an increase in professional fees and expenses.
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
          Marine’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. All income and deductions, for tax purposes, should flow through to each individual unitholder. The Trust is not a taxable entity. MPC will owe state and U.S. Federal income taxes with respect to its income after deducting statutory depletion. MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
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
          Website. Marine has an Internet website and has made available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), at www.marps-marinepetroleumtrust.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.

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
          During fiscal years 2009 and 2008, there have been no disagreements between Marine and its independent registered public accounting firm on accounting or financial disclosure matters which would require disclosure under Item 304 of Regulation S-K.

ITEM 9A(T).	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
          There has not been any change in Marine’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, Marine’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
          The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2009. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to temporary rules of the SEC that permit Marine to provide only the Trustee’s report in this Annual Report on Form 10-K. As of June 30, 2010, Section 404 of the Sarbanes-Oxley Act of 2002 will require our independent registered public accounting firm to opine as to the effectiveness of our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
          None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election of directors or officers. Under the Indenture, U.S. Trust, Bank of America Private Wealth Management, serves as the Trustee.
          Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and is not aware of any beneficial owner of more than ten percent of the units of beneficial interest who failed to report on a timely basis reports required by Section 16(a) of the Exchange Act.
          Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee must comply with the U.S. Trust’s code of ethics, a copy of which will be made available to unitholders without charge, upon request by appointment at Bank of America Plaza, 17th floor, 901 Main Street, Dallas, Texas 75202.
          Committees. The Trust has no directors and therefore has no audit committee or audit committee financial expert and no nominating committee or compensation committee.

ITEM 11.	EXECUTIVE COMPENSATION
          The Trust has no directors or officers and is administered by the Trustee. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, and there are no units reserved for issuance under any such plans. During the past three fiscal years, the Trust paid or accrued fees to the Trustee, as set forth below.

	Fiscal	Other Annual
Name of Individual or Entity	Year	Compensation(1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2009	$34,378
	2008	$35,358
	2007	$35,566

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
          The following table sets forth the persons known to the Trust who own beneficially more than five percent of the outstanding units of beneficial interest as of September 2, 2009:

	Amount and Nature of
Name and Address	Beneficial Ownership	Percent of Class
Robert H. Paslay 1007 Gasserway Circle Brentwood, TN 37027	204,368 units	10.2%

Patricia Martin 110 Woodbine Place Missoula, MT 59803	174,529 units	8.7%
          There are no executive officers or directors of the Trust. U.S. Trust, Bank of America Private Wealth Management does not beneficially own any units of beneficial interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          Pursuant to an arrangement with MPC to share certain administrative expenses related to the use of office space, Tidelands Royalty Trust “B” Corporation paid the following amounts to MPC during the past three fiscal years. The arrangement provides that administrative expenses are shared in the ratio of each of MPC’s and Tidelands Royalty Trust “B” Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities.

Fiscal Year	Amount Paid
2009	$48,906
2008	$48,886
2007	$46,032

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Fees for services performed by KPMG LLP for the fiscal years ended June 30, 2009 and 2008 are:

	2009	2008
Audit Fees	$110,000	$84,772
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
          As referenced in “Item 10. Directors and Executive Officers of the Registrant” above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          (a) Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.
          The consolidated financial statements, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, as contained in the Form 10-K of Tidelands Royalty Trust “B” for its fiscal year ended December 31, 2008 filed with the SEC, are hereby incorporated herein by reference for all purposes.
          (b) Exhibits:
4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on
Form 10-K of Marine for the fiscal year ended June 30, 2001, and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002, and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of Tidelands Royalty Trust “B” for the fiscal year ended December 31, 2008, and report of KPMG LLP, independent registered public accounting firm.

*	Filed herewith.
          (c) Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Trustee and Holders of Trust Units of
Marine Petroleum Trust:
We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust (the “Trust”) as of June 30, 2009 and 2008, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Marine Petroleum Trust as of June 30, 2009 and 2008 and its distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2009 in conformity with the modified cash basis of accounting described in Note 2.
/s/ KPMG LLP
Dallas, Texas
September 18, 2009

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of June 30, 2009 and 2008
(Audited)

	June 30,	June 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,038,850	$1,668,486
Federal income taxes refundable	14,425	—
Producing oil and gas properties	7	7
Receivable from affiliate	—	$11,274

Total assets	$1,053,282	$1,679,767

Liabilities and Trust Corpus

Current liabilities:
Federal income taxes payable	—	9,300

Total current liabilities	$—	$9,300

Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	1,053,282	1,670,467

	$1,053,282	$1,679,767

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Years Ended June 30, 2009
(Audited)

	2009	2008	2007
Income:
Oil and natural gas royalties	$2,748,699	$4,826,816	$4,654,404
Oil and natural gas royalties from affiliate	$1,419,539	$1,313,536	$623,391
Interest income	12,189	58,712	78,418

Total income	4,180,427	6,199,064	5,356,213

Expenses:
General and administrative	380,400	313,865	218,089

Distributable income before Federal income taxes	3,800,027	5,885,199	5,138,124
Federal income taxes of subsidiary	(18,725)	20,700	19,950

Distributable income	$3,818,752	$5,864,499	$5,118,174

Distributable income per unit	$1.91	$2.93	$2.56

Distributions per unit	$2.22	$2.92	$2.46

Units outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Years Ended June 30, 2009
(Audited)

	2009	2008	2007
Trust corpus, beginning of year	$1,670,467	$1,653,412	$1,456,939
Distributable income	3,818,752	5,864,499	5,118,174
Distributions to unitholders	4,435,937	5,847,444	4,921,701

Trust corpus, end of year	$1,053,282	$1,670,467	$1,653,412

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended June 30, 2009
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
     (d) U.S. Federal Income Taxes
          No provision has been made for U.S. Federal income taxes on the Trust’s income since such taxes are the liability of the unitholders.
          U.S. Federal income taxes have been provided on the income of MPC (which specifically excludes the 98% net profits interest to be retained by and delivered to the Trust), after deducting statutory depletion. MPC uses the cash method of reporting for U.S. Federal income taxes.
          The primary difference between the actual tax expense of MPC and the expected tax expense is due to the fact that only 2% of MPC’s income (i.e., excluding the 98% net profits interest retained by and delivered to the Trust) is subject to U.S. Federal income tax.

          The federal income taxes refundable which arose during the current year are as a result of payments made in excess of the estimated taxes payable.
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
          The Trust and MPC had cash equivalents of $1,038,850 and $1,668,486 at June 30, 2009 and 2008, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds, and money market mutual funds.
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
     (h) Significant Royalty Sources
          Royalty revenue received by Marine from producers is summarized as follows:

	Year Ended June 30,
Company	2009	2008	2007
Chevron USA, Inc.	57%	56%	63%
Anglo Suisse Offshore Partners LLP	10%	9%	6%
Apache Corporation	6%	5%	3%
Century Exploration Company	4%	6%	5%
Energy XXI GOM LLC	4%	3%	2%
Walter Oil & Gas Corporation	3%	3%	7%
SPN Resources LLC	3%	4%	2%
W&T Offshore Inc.	3%	2%	2%
McMoran Oil and Gas LLC	3%	2%	—
Devon Energy Production Company	1%	2%	4%
Others	6%	8%	6%

	100%	100%	100%
(2) Basis of Accounting
          As of June 30, 2008, the financial statements of Marine have been prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Under the modified cash basis method:
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
(3) Investment in and Receivables from Affiliate – Tidelands Royalty Trust “B”
          At June 30, 2009 and 2008, the Trust owned 32.6% of the outstanding units of interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a quoted market value of $8,255,680 and $13,118,614 at June 30, 2009 and 2008, respectively.
          Marine and Tidelands share certain common costs which are allocated between them based on their respective net revenues.
The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	June 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,673,403	$2,048,006
Oil, natural gas and other mineral properties	2	2
Federal taxes refundable	9,734	—

Total assets	$1,683,139	$2,048,008

Liabilities and Trust Corpus

Current liabilities:
Accounts payable	$—	$11,279
Federal income taxes payable	—	4,196
Income distributable to unitholders	762,305	872,871

Total current liabilities	$762,305	$888,346

Trust Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	920,834	1,159,662

	$1,683,139	$2,048,008

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2009	2008	2007
Income	$4,363,355	$4,105,079	$3,267,744
Expenses	329,693	238,291	163,118

Distributable income before Federal income taxes	4,033,662	3,866,788	3,104,626
Federal income taxes of Tidelands’ subsidiary	32,570	47,400	38,250

Distributable income	$4,001,092	$3,819,388	$3,066,376

          Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the year ended December 31, 2008.
(4) Summary of Quarterly Financial Data (Unaudited)
          The following quarterly financial information for fiscal years 2009 and 2008 is unaudited; however, in the opinion of management, all adjustments necessary to a fair statement of the results of operations for the interim periods have been included.

	Oil and			Distributable
	Gas		Distributable	Income
	Royalties	Expenses	Income	Per Unit
Quarter ended:
September 30, 2007	$1,321,266	$54,256	$1,605,456	$0.80
December 31, 2007	989,059	88,837	1,301,128	0.65
March 31, 2008	1,225,908	106,299	1,423,529	0.71
June 30, 2008	1,290,583	64,473	1,534,386	0.77

	$4,826,816	$313,865	$5,864,499	$2.93

Quarter ended:
September 30, 2008	$1,480,498	$119,455	$1,650,319	$0.83
December 31, 2008	720,751	83,687	984,360	0.49
March 31, 2009	286,774	100,788	590,283	0.30
June 30, 2009	260,676	76,470	593,790	0.29

	$2,748,699	$380,400	$3,818,752	$1.91

(5) Supplemental Information Relating to Oil and Gas Reserves (Unaudited)
          Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas produced for its royalty interests and Marine’s equity in oil and natural gas produced for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2009	2008	2007
Marine:
Oil (barrels)	16,885	35,620	43,242

Gas (mcf)	114,730	239,484	288,247

Tidelands:
Oil (barrels)	1,278	1,952	2,231

Gas (mcf)	167,224	147,188	127,074

(6) Texas Margin Tax
     Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to a state income tax in Texas. However, in May 2006, the State of Texas enacted legislation, as amended in June 2007 and again in June 2009, to implement a new franchise tax. Under the new legislation, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) is imposed on each taxable entity’s taxable margin. Taxable margin is generally defined as revenues less certain costs, as provided under the statute. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the Texas franchise tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.
     Under the Texas franchise tax statute, “passive entities,” including trusts, that meet the following requirements, will be exempt from the Texas state franchise tax: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for Texas state franchise tax purposes. All or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will be a passive entity that is not subject to the franchise tax.
     If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code (which does not include natural persons) would generally include its share of the Trust’s revenue in its franchise tax computation. The Trust anticipates that it will be a passive entity in the tax year ending in 2009.
     Each unitholder is urged to consult his own tax advisor regarding the requirements for filing state tax returns.
(7) Subsequent Events
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.
     Subsequent events have been evaluated through September 18, 2009, the issue date of the condensed consolidated financial statements for the year ended June 30, 2009.

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

Date: September 18, 2009	By:	/s/ Ron E. Hooper

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
Dated: September 18, 2009	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)