Form 10-Q
period 2009-09-30
MARINE PETROLEUM TRUST
filed 2009-11-06
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
     Indicate number of units of beneficial interest outstanding as of the latest practicable date: As of November 5, 2009, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of September 30, 2009 and June 30, 2009

	September 30,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,176,029	$1,038,850
Federal income taxes refundable	14,425	14,425
Producing oil and gas properties	7	7

Total assets	$1,190,461	$1,053,282

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income taxes payable	$—	$—

Total current liabilities	$—	$—

Trust corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	$1,190,461	$1,053,282

	$1,190,461	$1,053,282

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008

Income:
Oil and gas royalties	$448,556	$1,480,498
Oil and gas royalties from affiliate	248,858	284,937
Interest income	11	7,939

Total income	$697,425	$1,773,374

Expenses:
General and administrative	$68,241	$119,455
Distributable income before Federal income taxes	629,184	1,653,919
Federal income taxes of subsidiary	—	3,600

Distributable income	$629,184	$1,650,319

Distributable income per unit	$0.31	$0.83

Distributions per unit	$0.25	$0.77

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008
Trust corpus, beginning of period	$1,053,282	$1,670,467
Distributable income	629,184	1,650,319
Distributions to unitholders	492,005	1,539,573

Trust corpus, end of period	$1,190,461	$1,781,213

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)
Note 1. Accounting Policies
     The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.
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

Note 4. Subsequent Event
     Subsequent events have been evaluated through November 6, 2009, the issue date of the condensed consolidated financial statements of Marine for the quarter ended September 30, 2009.
Note 5. Investment in Affiliate — Tidelands Royalty Trust “B”
     At September 30, 2009 and 2008, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.
     The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended
	September 30,
	2009	2008
Income	$793,305	$1,390,370

Expenses	66,819	107,525

Distributable income before Federal income taxes	726,486	1,282,845
Federal income taxes of Tidelands’ subsidiary	3,800	13,100

Distributable income	$722,686	$1,269,745
     Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2008, the latest period for which such information is publicly available in Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2009. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Organization
     The Trust is a royalty trust that was created in 1956 under the laws of the State of Texas. U.S. Trust, Bank of America Private Wealth Management serves as corporate trustee (the “Trustee”). The Indenture provides that the term of Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation (“Chevron”) and its assignees. The Trust holds title to interests in properties that are situated offshore of Texas.
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
     The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a new franchise or “margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for further information. MPC is a taxable entity and pays state and U.S. Federal taxes on its income. However, MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
     Marine relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were three new well completions made during the three months ended September 30, 2009 on leases in which Marine has an interest. Public records also indicate that there were three wells in the process of being drilled and no permits for wells to be drilled in the future.
     Marine holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from 58 leases covering 209,376 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that Chevron may acquire. The Trust also owns a 32.6% interest in Tidelands. Tidelands has an overriding royalty interest in five leases covering 22,948 gross acres located in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.
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
     Marine did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended September 30, 2009. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for a detailed discussion of critical accounting policies.
General
     During the three months ended September 30, 2009, Marine realized 66.4% of its royalty income from the sale of oil and 33.6% from the sale of natural gas, excluding its interest in Tidelands. Royalty income consists of oil and natural gas royalties received from producers.
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
     Because Marine is not the operator of the leases on which it has an overriding royalty interest, Marine has received limited information regarding the effects of the hurricanes on production. However, based on the limited information that Marine has received from operators and from data from the Minerals Management Service records and publications, Marine believes that all significant leases in which Marine has an interest that experienced a disruption in production were back on production by the third quarter of 2009. Production volumes may be slow to reach and may not reach the volumes realized before damage was caused by the hurricanes. The Minerals Management Service is a division of the U.S. government.
     In general, Marine receives royalties two months after oil production and three months after natural gas production. The distribution to be paid in December 2009 will generally be based on production in July, August, September and October of 2009. At this time, Marine is unable to predict the extent to which this distribution will be affected by the damage caused by the hurricanes.
     To Marine’s knowledge, there were no platforms destroyed on the leases on which Tidelands has an overriding royalty interest, and Marine has been advised that the wells on these leases were generally only shut-in for a short period of time. The revenue received from Marine’s equity interest in Tidelands accounted for approximately 50% of the distribution per unit paid in September 2009.
Summary of Operating Results
     Distributable income per unit for the three months ended September 30, 2009 decreased 62.7% to $0.31 as compared to $0.83 for the comparable period in 2008. Distributions to unitholders amounted to $0.25 per unit for the three months ended September 30, 2009, a decrease of $0.52 per unit from the distributions for the comparable period in 2008. During the three months ended September 30, 2009, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
     For the three months ended September 30, 2009, oil production decreased 1,977 barrels and natural gas production decreased 5,004 thousand cubic feet (mcf) from the levels realized in the comparable period in 2008. For the three months ended September 30, 2009, the average price realized for a barrel of oil decreased $75.04 from the price realized in the comparable period in 2008 and the average price realized for an mcf of natural gas decreased $9.01 from the price realized in the comparable period in 2008.
     The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last five quarters.

	Net Production
	Quantities (1)
		Natural	Distributable	Distribution
Quarter Ended	Oil (bbls)	Gas (mcf)	Income Per Unit	Per Unit
September 30, 2008	6,972	41,078	$0.83	$0.77
December 31, 2008	3,573	28,385	$0.49	$0.89
March 31, 2009	2,130	28,473	$0.30	$0.30
June 30, 2009	4,210	16,794	$0.29	$0.26
September 30, 2009	4,995	36,074	$0.31	$0.25

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended September 30, 2009 and 2008
     Distributable income decreased 61.9% to $629,184 for the three months ended September 30, 2009 from $1,650,319 realized for the comparable three months in 2008. Marine believes that the primary reason royalties were down for the three months ended September 30, 2009 was the 55.7% decrease in the price of oil and the 68.4% decrease in the price of natural gas. In addition, for the three months ended September 30, 2009, oil production decreased 28.4% and natural gas production decreased 12.2%.
     Excluding the Trust’s interest in Tidelands, oil and gas production (barrels of oil equivalent) in the three months ended September 30, 2009 decreased 19.8% from the volumes realized in the quarter ended September 30, 2008, with a 28.4% decrease in the production of oil and a 12.2% decrease in the production of natural gas.
     Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2009 decreased 68.3% to $297,967 from $939,032 realized for the comparable three months in 2008. There was a 28.4% decrease in production and a 55.7% decrease in the price realized.
     Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2009 decreased 72.2% to $150,589 from $541,466 for the comparable three months in 2008. There was a 12.2% decrease in production and a 68.4% decrease in the price realized.
     Income from the Trust’s interest in Tidelands decreased approximately 12.7% for the three months ended September 30, 2009 as compared to the comparable three months of 2008.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended September 30, 2009, and those realized in the comparable three months in 2008, excluding the Trust’s interest in Tidelands.

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	4,995	6,972	(28.4)%
Average price	$59.65	$134.69	(55.7)%

Natural gas
Mcf sold	36,074	41,078	(12.2)%
Average price	$4.17	$13.18	(68.4)%
     General and administrative expenses decreased 42.9% to $68,241 in the three months ended September 30, 2009 from $119,455 in the prior year period, primarily due to decreased professional fees and expenses.
Forward-Looking Statements
     The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the year ended June

30, 2009. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Marine did not experience any significant changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Marine’s market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
Item 4T. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     U.S. Trust, Bank of America Private Wealth Management, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. These controls and procedures are designed to ensure that material information relating to Marine is communicated to the Trustee. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
     There has not been any change in Marine’s internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2009 except as follows:
Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation.
     Currently, cash held by Marine reserved for the payment of accrued liabilities and estimated future expenses and distributions to unitholders is typically held in cash deposits, U.S. Treasury and agency bonds and money market accounts. Marine places such reserve cash with financial institutions that Marine considers credit worthy and limits the amount of credit exposure from any one financial institution. However, none of these accounts are insured by the Federal Deposit Insurance Corporation. In the event that any such financial institution becomes insolvent, Marine may be unable to recover any or all such cash from the insolvent financial institution. Any loss of such cash may have a material adverse effect on Marine’s cash balances and any distributions to unitholders.
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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee
November 6, 2009	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President