Form 10-Q
period 2009-12-31
MARINE PETROLEUM TRUST
filed 2010-02-16
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________.
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
As of February 12, 2010, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of December 31, 2009 and June 30, 2009

	December 31,	June 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,106,137	$1,038,850
Federal income taxes refundable	14,425	14,425
Producing oil and gas properties	7	7

Total assets	$1,120,569	$1,053,282

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income taxes payable	$—	$—

Total current liabilities	$—	$—

Trust corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	$1,120,569	$1,053,282

	$1,120,569	$1,053,282

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Six Months Ended December 31, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Income:
Oil and gas royalties	$476,875	$720,751	$925,431	$2,201,248
Oil and gas royalties from affiliate	185,224	343,647	434,083	628,584
Interest income	—	3,649	11	11,588

Total income	$662,099	$1,068,047	$1,359,525	$2,841,420

Expenses:
General and administrative	$86,346	$83,687	$154,586	$203,142
Distributable income before Federal income taxes	575,754	984,360	1,204,938	2,638,278
Federal income taxes of subsidiary	—	—	—	3,600

Distributable income	$575,754	$984,360	$1,204,938	$2,634,678

Distributable income per unit	$0.29	$0.49	$0.60	$1.32

Distributions per unit	$0.32	$0.89	$0.57	$1.66

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Six Months Ended December 31, 2009 and 2008
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008

Trust corpus, beginning of period	$1,053,282	$1,670,467
Distributable income	1,204,938	2,634,678
Distributions to unitholders	1,137,651	3,310,005

Trust corpus, end of period	$1,120,569	$995,140

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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

Note 4. Subsequent Event
          Subsequent events have been evaluated through February 16, 2010, the issue date of the condensed consolidated financial statements of Marine for the quarter ended December 31, 2009.
Note 5. Investment in Affiliate — Tidelands Royalty Trust “B”
          At December 31, 2009 and 2008, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.
          The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three	Three	Six
	Months	Months	Months
	Ended	Ended	Ended
	September	December	December
	30, 2009	31, 2008	31, 2008
Income	$793,305	$1,165,741	$2,556,111

Expenses	66,819	60,964	168,489

Distributable income before Federal income taxes	726,486	1,104,777	2,387,622
Federal income taxes of Tidelands’ subsidiary	3,800	10,270	23,370

Distributable income	$722,686	$1,094,507	$2,364,252
          Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Tidelands has not yet filed its financial statements for the fiscal year ended December 31, 2009 with the SEC. Therefore, consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2009, the latest period for which such information is publicly available in Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2009. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

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
The Leases
          Marine relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were six new well completions made during the six months ended December 31, 2009 on leases in which Marine has an interest. Public records also indicate that there were three wells in the process of being drilled and one permit for a well to be drilled in the future.
          Marine holds an overriding royalty interest that is equal to three-fourths of 1% of the working interest and is calculated on the value at the well of any oil, natural gas, or other minerals produced and sold from 57 leases covering 203,616 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that Chevron may acquire. The Trust also owns a 32.6% interest in Tidelands. Tidelands has an overriding royalty interest in five leases covering 22,948 gross acres located in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.
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
          Marine did not have any changes in critical accounting policies or in significant accounting estimates during the six months ended December 31, 2009. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for a detailed discussion of critical accounting policies.
General
          During the six months ended December 31, 2009, Marine realized 72% of its royalty income from the sale of oil and 28% from the sale of natural gas, excluding its interest in Tidelands. Royalty income consists of oil and natural gas royalties received from producers. During the six months ended December 31, 2009, Marine’s interest in Tidelands accounted for 32% of its total income.
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
Summary of Operating Results
          Distributable income per unit for the six months ended December 31, 2009 decreased 55% to $0.60 as compared to $1.32 for the comparable period in 2008. Distributions to unitholders amounted to $0.57 per unit for the six months ended December 31, 2009, a decrease of $1.09 per unit, or 66%, from the distributions for the comparable period in 2008. The decrease is primarily due to a 51% decrease in the price of oil and a 68% decrease in the price of natural gas. During the six months ended December 31, 2009, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
          For the six months ended December 31, 2009, excluding the Trust’s interest in Tidelands, oil production decreased 198 barrels and natural gas production decreased 2,556 thousand cubic feet (mcf) from the levels realized in the comparable period in 2008. For the six months ended December 31, 2009, excluding the Trust’s interest in Tidelands, the average price realized for a barrel of oil decreased $66.71 from the price realized in the comparable period in 2008 and the average price realized for an mcf of natural gas decreased $7.93 from the price realized in the comparable period in 2008.
          The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
		Natural	Distributable	Distribution
Quarter Ended	Oil (bbls)	Gas (mcf)	Income Per Unit	Per Unit
September 30, 2008	6,972	41,078	$0.83	$0.77
December 31, 2008	3,573	28,385	$0.49	$0.89
March 31, 2009	2,130	28,473	$0.30	$0.30
June 30, 2009	4,210	16,794	$0.29	$0.26
September 30, 2009	4,995	36,074	$0.31	$0.25
December 31, 2009	5,352	30,833	$0.29	$0.32

(1)	Excludes the Trust’s interest in Tidelands.
Results of Operations—Three Months Ended December 31, 2009 and 2008
          Distributable income decreased 41.5% to $575,754 for the three months ended December 31, 2009 from $984,360 realized for the comparable three months in 2008. Marine believes that the primary reason royalties were down for the three months ended December 31, 2009 was the 44.5% decrease in the price of oil and the 65.1% decrease in the price of natural gas.
          Excluding the Trust’s interest in Tidelands, oil and gas production (barrels of oil equivalent) in the three months ended December 31, 2009 increased 26.3% from the volumes realized in the three months ended December 31, 2008.
          Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2009 decreased 16.8% to $371,480 from $446,668 realized for the comparable three months in 2008. There was a 49.8% increase in production and a 44.5% decrease in the price realized.
          Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2009 decreased 62.0% to $105,395 from $274,082 for the comparable three months in 2008. There was a 8.6% increase in production and a 65.1% decrease in the price realized.

          Income from the Trust’s interest in Tidelands decreased approximately 46.1% for the three months ended December 31, 2009 as compared to the comparable three months of 2008.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended December 31, 2009, and those realized in the comparable three months in 2008, excluding the Trust’s interest in Tidelands.

	Three Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	5,352	3,573	49.8%
Average price	$69.41	$125.01	(44.5)%

Natural gas
Mcf sold	30,833	28,385	8.6%
Average price	$3.42	$9.66	(65.1)%
          General and administrative expenses increased 3.2% to $86,346 in the three months ended December 31, 2009 from $83,687 in the prior year period, primarily due to increased professional fees and expenses.
Results of Operations—Six Months Ended December 31, 2009 and 2008
          Distributable income decreased 54.3% to $1,204,938 for the six months ended December 31, 2009 from $2,634,678 realized for the comparable six months in 2008. Marine believes that the primary reason royalties were down for the six months ended December 31, 2009 was the 50.8% decrease in the price of oil and the 67.5% decrease in the price of natural gas. In addition, for the six months ended December 31, 2009, oil production decreased 1.9% and natural gas production decreased 3.7%.
          Excluding the Trust’s interest in Tidelands, oil and gas production (barrels of oil equivalent) in the six months ended December 31, 2009 decreased 2.8% from the volumes realized in the six months ended December 31, 2008.
          Income from oil royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2009 decreased 50.7% to $669,447 from $1,385,700 realized for the comparable six months in 2008. There was a 1.9% decrease in production and a 50.8% decrease in the price realized.
          Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2009 decreased 68.8% to $255,984 from $815,548 for the comparable six months in 2008. There was a 3.7% decrease in production and a 67.5% decrease in the price realized.
          Income from the Trust’s interest in Tidelands decreased approximately 30.9% for the six months ended December 31, 2009 as compared to the comparable six months of 2008.

          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the six months ended December 31, 2009, and those realized in the comparable six months in 2008, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	10,347	10,545	(1.9)%
Average price	$64.70	$131.41	(50.8)%

Natural gas
Mcf sold	66,907	69,463	(3.7)%
Average price	$3.83	$11.74	(67.5)%
          General and administrative expenses decreased 23.9% to $154,586 in the six months ended December 31, 2009 from $203,142 in the prior year period, primarily due to decreased professional fees and expenses.
Forward-Looking Statements
          The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; and the expiration or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and in Marine’s Quarterly Report on Form 10-Q for the period ended September 30, 2009. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.
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
     As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2009 and in Marine’s Quarterly Report filed on Form 10-Q for the period ended September 30, 2009.

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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee
February 16, 2010	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President