Form 10-Q
period 2010-03-31
MARINE PETROLEUM TRUST
filed 2010-05-17
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
As of May 12, 2010, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of March 31, 2010 and June 30, 2009

	March 31,	June 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,202,540	$1,038,850
Federal income taxes refundable	14,425	14,425
Producing oil and gas properties	7	7

Total assets	$1,216,972	$1,053,282

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income taxes payable	$—	$—

Total current liabilities	$—	$—

Trust corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	$1,216,972	$1,053,282

	$1,216,972	$1,053,282

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Nine Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Income:
Oil and gas royalties	$604,202	$286,774	$1,529,633	$2,488,022
Oil and gas royalties from affiliate	199,111	403,742	633,194	1,032,326
Interest income	—	555	11	12,143

Total income	$803,313	$691,071	$2,162,838	$3,532,491

Expenses:
General and administrative	$60,628	$100,788	$215,214	$303,930

Distributable income before Federal income taxes	742,685	590,283	1,947,624	3,228,561
Federal income taxes of subsidiary	—	—	—	3,600

Distributable income	$742,685	$590,283	$1,947,624	$3,224,961

Distributable income per unit	$0.37	$0.30	$0.97	$1.61

Distributions per unit	$0.32	$0.30	$0.89	$1.96

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Nine Months Ended March 31, 2010 and 2009
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009
Trust corpus, beginning of period	$1,053,282	$1,670,467
Distributable income	1,947,624	3,224,961
Distributions to unitholders	1,783,934	3,913,129

Trust corpus, end of period	$1,216,972	$982,299

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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

Note 4. Subsequent Event
     Subsequent events have been evaluated through the date of the quarterly report on Form 10-Q in which these financial statements are included.
Note 5. Investment in Affiliate — Tidelands Royalty Trust “B”
     At March 31, 2010 and 2009, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.
     The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Nine	Nine
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Income	$2,009,401	$3,728,868

Expenses	172,158	244,458

Distributable income before Federal income taxes	1,837,243	3,484,410
Federal income taxes of Tidelands’ subsidiary	5,800	31,770

Distributable income	$1,831,443	$3,452,640
     Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

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
     The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a franchise or “margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June

30, 2009 for further information. MPC is a taxable entity and pays state and U.S. Federal taxes on its income. However, MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
     Marine relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were 11 new well completions made during the nine months ended March 31, 2010 on leases in which Marine has an interest. Public records also indicate that there were four wells in the process of being drilled and one permit for a well to be drilled in the future.
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
     On April 20, 2010, a deepwater drilling rig exploded and sank in the Gulf of Mexico, which resulted in loss of life and a substantial oil spill. Marine does not receive royalties from the well. To date, Marine has not been directly impacted by the loss of the well or its aftermath. However, how Marine may be affected by this incident in the future, including any new or additional regulation that may be adopted in response to the incident that affects wells from which Marine receives royalties, are unknown at this time.
Critical Accounting Policies and Estimates
     In accordance with U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Marine uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Marine (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Marine also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.
     Marine did not have any changes in critical accounting policies or in significant accounting estimates during the nine months ended March 31, 2010. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 for a detailed discussion of critical accounting policies.
General
     During the nine months ended March 31, 2010, Marine realized 72.6% of its royalty income from the sale of oil and 27.4% from the sale of natural gas, excluding its interest in Tidelands. Royalty income consists of oil and natural gas royalties received from producers. During the nine months ended March 31, 2010, Marine’s interest in Tidelands accounted for 29.3% of its total income.
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
Summary of Operating Results
     Distributable income per unit for the nine months ended March 31, 2010 decreased 39.8% to $0.97 as compared to $1.61 for the comparable period in 2009. Distributions to unitholders amounted to $0.89 per unit for the nine months ended March 31, 2010, a decrease of $1.07 per unit, or 54.6%, from the distributions for the comparable period in 2009. The decrease is primarily due to a 41.9% decrease in the price of oil and a 58.1% decrease in the price of natural gas. During the nine months ended March 31, 2010, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
     For the nine months ended March 31, 2010, excluding the Trust’s interest in Tidelands, oil production increased 3,462 barrels and natural gas production increased 1,056 thousand cubic feet (mcf) from the levels realized in the comparable period in 2009. For the nine months ended March 31, 2010, excluding the Trust’s interest in Tidelands, the average price realized for a barrel of oil decreased $49.68 from the price realized in the comparable period in 2009 and the average price realized for an mcf of natural gas decreased $5.85 from the price realized in the comparable period in 2009.
     The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production
	Quantities(1)
		Natural	Distributable	Distribution
Quarter Ended	Oil (bbls)	Gas (mcf)	Income Per Unit	Per Unit
December 31, 2008	3,573	28,385	$0.49	$0.89
March 31, 2009	2,130	28,473	$0.30	$0.30
June 30, 2009	4,210	16,794	$0.29	$0.26
September 30, 2009	4,995	36,074	$0.31	$0.25
December 31, 2009	5,352	30,833	$0.29	$0.32
March 31, 2010	5,790	32,085	$0.37	$0.32

(1)	Excludes the Trust’s interest in Tidelands.
Results of Operations—Three Months Ended March 31, 2010 and 2009
     Income from oil and natural gas royalties increased 110.7% during the three months ended March 31, 2010 from the levels realized in the comparable quarter of 2009.
     Distributable income increased 25.8% to $742,685 for the three months ended March 31, 2010 from $590,283 realized for the comparable three months in 2009. Marine believes that the primary reason royalties were up for the three months ended March 31, 2010 was a 39.8% increase in the price of oil, a 171.8% increase in the production of oil and a 12.7% increase in the production of natural gas. These increases were partially offset by a 15.0% decrease in the price of natural gas.

     Excluding the Trust’s interest in Tidelands, oil and natural gas production (barrels of oil equivalent) in the three months ended March 31, 2010 increased 62.0% from the volumes realized in the three months ended March 31, 2009.
     Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2010 increased 279.9% to $440,613 from $115,968 realized for the comparable three months in 2009. There was a 171.8% increase in production and a 39.8% increase in the price realized.
     Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2010 decreased 4.2% to $163,590 from $170,806 for the comparable three months in 2009. There was a 12.7% increase in production and a 15.0% decrease in the price realized.
     Income from the Trust’s interest in Tidelands decreased 50.7% for the three months ended March 31, 2010 as compared to the comparable three months of 2009.
     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended March 31, 2010, and those realized in the comparable three months in 2009, excluding the Trust’s interest in Tidelands.

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	5,790	2,130	171.8%
Average price	$76.10	$54.45	39.8%

Natural gas
Mcf sold	32,085	28,473	12.7%
Average price	$5.10	$6.00	(15.0)%
     General and administrative expenses decreased 39.8% to $60,628 in the three months ended March 31, 2010 from $100,788 in the prior year period, primarily due to decreased professional fees and expenses.
Results of Operations—Nine Months Ended March 31, 2010 and 2009
     Distributable income decreased 39.6% to $1,947,624 for the nine months ended March 31, 2010 from $3,224,961 realized for the comparable nine months in 2009. Marine believes that the primary reason royalties were down for the nine months ended March 31, 2010 was the 41.9% decrease in the price of oil and the 58.1% decrease in the price of natural gas.
     Excluding the Trust’s interest in Tidelands, oil and gas production (barrels of oil equivalent) in the nine months ended March 31, 2010 increased 12.5% from the volumes realized in the nine months ended March 31, 2009.
     Income from oil royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2010 decreased 26.1% to $1,110,060 from $1,501,668 realized for the comparable nine months in 2009. While there was a 27.3% increase in oil production, it was offset by a 41.9% decrease in the price realized.
     Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2010 decreased 57.6% to $418,203 from $986,354 realized for the comparable nine months in 2009. There was a 1.1% increase in production and a 58.1% decrease in the price realized.
     Income from the Trust’s interest in Tidelands decreased 38.7% for the nine months ended March 31, 2010 as compared to the comparable nine months of 2009.

     The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the nine months ended March 31, 2010, and those realized in the comparable nine months in 2009, excluding the Trust’s interest in Tidelands.

	Nine Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	16,137	12,675	27.3%
Average price	$68.79	$118.47	(41.9)%

Natural gas
Mcf sold	98,992	97,936	1.1%
Average price	$4.22	$10.07	(58.1)%
     General and administrative expenses decreased 29.2% to $215,214 in the nine months ended March 31, 2010 from $303,930 in the prior year period, primarily due to decreased professional fees and expenses.
Forward-Looking Statements
     The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, in Marine’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and in this Quarterly Report on Form 10-Q. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.
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
     As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2009 and in Marine’s Quarterly Report filed on Form 10-Q for the period ended September 30, 2009, except as follows:
Failure to collect royalty payments from working interest owners could adversely affect Marine’s distributions to its unitholders.
     A significant portion of Marine’s royalties are attributable a limited number of working interest owners. For the fiscal year ended June 30, 2009, Chevron USA, Inc. accounted for 57% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payment for some or all of its royalty interests. Any reduction in royalty payments would reduce distributable income to Marine’s unitholders.

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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee
May 17, 2010	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President