Form 10-K
period 2010-06-30
MARINE PETROLEUM TRUST
filed 2010-09-27
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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
YES ☐ NO ☑
     Aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $26.5 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
     The number of units of beneficial interest outstanding as of September 22, 2010 was 2,000,000.
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
     Marine also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate Texas trust, which owns interests in five leases covering 22,948 gross acres. The term of the Tidelands royalty trust will expire in 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. Tidelands’ indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Such payments are to be made within 15 days of the record date. Distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by its subsidiary that are retained by and delivered to Tidelands on a quarterly basis, less (iii) administrative expenses of Tidelands. Marine recommends that you read Tidelands’ public filings for a description of its risks, business, properties and financial condition and results of operations.

     As of the date of filing of this Annual Report on Form 10-K, the leases subject to Marine’s interests cover 226,564 gross acres (including Tidelands’ interest in 22,948 gross acres). These leases will remain in force until the expiration of their respective terms. Leases may be voluntarily released by the working interest owner after all oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover sufficient reserves to make development economically worthwhile. In addition, the U.S. Federal government may force termination of a lease if the working interest owner fails to fully develop a lease once it is acquired.
     For the fiscal year ended June 30, 2010, approximately 71% of Marine’s royalty revenues were attributable to the sale of oil and approximately 29% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, ability of wells to produce due to depletion and changes in the market price for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for over 90% of the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2010	2009	2008
Chevron USA, Inc.	60%	57%	56%
Anglo Suisse Offshore Partners LLP	8%	10%	9%
Century Exploration Company	8%	4%	6%
Walter Oil & Gas Corporation	8%	3%	3%
Devon Energy Production Company LP	3%	1%	2%
Apache Corporation	2%	6%	5%
Energy XXI GOM LLC	2%	4%	3%
SPN Resources LLC	2%	3%	4%
McMoran Oil & Gas LLC	2%	3%	2%
W&T Offshore Inc.	1%	3%	2%
Others	4%	6%	8%

	100%	100%	100%
     In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 28%, 34%, and 21% of Marine’s revenue for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Tidelands has reported that royalty revenues from Devon Energy Production Company LP, NOEX Energy, Inc., W&T Offshore Inc., McMoran Oil & Gas LLC and Newfield Exploration Company accounted for more than 95% of Tidelands’ royalty revenue for the years ended December 31, 2009, 2008 and 2007.
     Marine derives no revenues from foreign sources and has no export sales.
     Trust Functions. The Trust is administered by officers and employees of its Trustee, U.S. Trust, Bank of America Private Wealth Management. The Trust has no employees. See “Item 10. Directors and Executive Officers of the Registrant.”
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
     A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2010, Chevron USA, Inc. accounted for 60% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payment for some or all of its royalty interests. Any reduction in royalty payments would reduce distributable income to Marine’s unitholders.
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
     On April 20, 2010, a deepwater drilling rig exploded and sank in the Gulf of Mexico, which resulted in loss of life and a substantial oil spill. Marine did not receive royalties from the well, and Marine’s wells are located in shallow water. To date, Marine has not been directly impacted by the loss of the well or its aftermath, and the current drilling moratorium does not currently impact the leases in which Marine has an interest. However, how Marine may be affected by this incident in the future, including any new or additional regulations that may be adopted in response to the incident that affects wells from which Marine receives royalties, are unknown at this time.
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
     The Trustee does not expect that the Trust will be required to pay any amounts under the Texas state franchise tax for tax year 2010, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its U.S. Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for tax year 2010. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.
     Assuming the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code would generally include its share of the Trust’s revenue in its franchise tax computation. The Texas Tax Code does not apply to natural persons. Each unitholder is urged to consult his or her own tax advisor regarding his or her possible Texas state franchise tax liability.
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
     Marine did not file any reports during the fiscal year ended June 30, 2010 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.
     Due to the nature of Marine’s business, it does not have any delivery commitments.
     Production. Information regarding the net quantities of oil and natural gas produced with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas produced upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2010	2009	2008
Net quantities sold:
Oil (in barrels (“bbls”))	21,168	16,885	35,620
Natural Gas (in thousands of cubic feet (“mcf”))	129,349	114,730	239,484

Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$71.18	$100.13	$81.89
Natural Gas (per mcf)(1)	$4.65	$9.22	$7.98

(1)	The weighted average sales price is calculated from data provided by the operators.
     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” below.
     Productive Wells. Based on the latest public records reviewed by Marine from the Bureau of Ocean Energy Management, Regulation and Enforcement, a division of the U.S. government, there were approximately 210 gross active wells subject to Marine’s interests (excluding its interest in Tidelands). Marine believes that the term “active wells” is synonymous with the term “productive wells” as defined in Subpart 1200 of Regulation S-K. Marine believes that most of the active wells produce both oil and natural gas; however, Marine is unable to determine the actual number of wells classified as either oil or natural gas wells without unreasonable efforts and expense. See “Difficulty in Obtaining Certain Data” below.
     Drilling Activity. The following table shows the number of wells drilled or recompleted in which Marine has an interest (excluding its interest in Tidelands) for each of its last three fiscal years:

	Fiscal Year Ended June 30,
	2010	2009	2008
Development
Oil	7	6	10
Natural Gas	17	13	13
Dry	0	2	1

Totals	24	21	24

     Information regarding net wells or acres is not included since Marine does not own any working interests.

     Lease Acreage. Marine has an overriding royalty interest (including its interest in Tidelands) in 62 different oil and natural gas leases covering 226,564 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

Leases Granted by(1):	Producing Acreage
United States	221,034
State of Texas	640
State of Louisiana	4,890

226,564

(1)	Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. Marine’s overriding royalty area is determined by a contract that defines the area in which Marine is entitled to receive a royalty interest. In some cases, that area does not cover an entire lease block. In those cases, Marine’s royalty interest only applies to the area that lies within the lease. Of the 226,564 total gross acres in which Marine has an overriding royalty interest, there are 3,958 gross acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.
     A 5,760 gross acre lease was terminated during the fiscal year ended June 30, 2010.
     The overriding royalty interest owned by Marine is three-fourths of 1% of the working interest held by Chevron or its assigns. The fractional interest will therefore vary from lease to lease. The acreage weighted average of the fractional interest in all leases, including Marine’s interest in the leases held by Tidelands, is 0.58776%. The following table presents the acreage breakdown by fractional interests of Marine and its interest in the Tidelands leases:

Trust	Gross Acres	Interest
Tidelands	22,948	1.1928%
Marine	105,672	0.7500%
Marine	1,527	0.5000%
Marine	40,151	0.3750%
Marine	56,266	0.1905%

Summary	226,564	0.58776%

     Present Activities. As of September 7, 2010, public records indicate that three wells are either being drilled, re-drilled or worked over on tracts in which Marine has an interest. Public records indicate that operators have designated locations for three additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.
     Difficulty in Obtaining Certain Data. Marine’s only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Marine’s predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Marine’s interests, including, but not limited to, (i) reserves, (ii) availability of oil and natural gas, (iii) average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds, and Marine believes that it will not be provided access to such information. As a result, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 and Subpart 1200 of Regulation S-K.

ITEM 3. LEGAL PROCEEDINGS
     Neither the Trust nor MPC, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.
ITEM 4. [RESERVED]
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The units of beneficial interest in the Trust trade on the Nasdaq Capital Market under the symbol “MARPS.” Distributions of cash are made to unitholders quarterly. The following table presents the range of high and low sales prices of the units on the Nasdaq Capital Market by quarter for the past two fiscal years. The per unit amount of cash distributed to unitholders for each of these quarters is also presented in the table.

	Sales Price		Distributions
Quarter Ending	High	Low	Per Unit
September 30, 2008	$33.55	$22.50	$0.77
December 31, 2008	24.47	17.18	0.89
March 31, 2009	24.00	15.85	0.30
June 30, 2009	17.97	15.21	0.26

September 30, 2009	$18.22	$14.85	$0.25
December 31, 2009	18.00	14.00	0.32
March 31, 2010	19.05	14.56	0.32
June 30, 2010	18.72	14.77	0.38
     The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On June 30, 2010, these outstanding units of record were held by 352 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2010.
     The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $75,750 for the distribution paid on June 30, 2010. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.
     Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date.
     Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the period covered by this report.
     While the Trust’s complete Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2010 is distributed to unitholders, a copy of the Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.

ITEM 6.	SELECTED FINANCIAL DATA
     The following table summarizes selected financial information that has been derived from Marine’s audited consolidated financial statements. You should read the information set forth below in conjunction with “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended June 30,
	(In Thousands Except Per Unit Amounts)
	2010	2009	2008	2007	2006
Statement of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$2,109	$2,749	$4,827	$4,654	$3,993
Equity in Tidelands	835	1,419	1,313	623	725
Interest	—	12	59	79	55

	$2,944	$4,180	$6,199	$5,356	$4,773

Expenses:
General and administrative	$303	$380	$314	$218	$218
Federal income taxes of subsidiary	—	(19)	21	20	8

	303	361	335	238	226

Distributable income	$2,641	$3,819	$5,864	$5,118	$4,547

Distributions to unitholders	$2,536	$4,436	$5,847	$4,921	$4,472

Distributable income per unit	$1.32	$1.91	$2.93	$2.56	$2.27

Distributions per unit	$1.27	$2.22	$2.92	$2.46	$2.24

	At June 30,
	2010	2009	2008	2007	2006
Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$1,158	$1,053	$1,680	$1,661	$1,459

Trust corpus	$1,158	$1,053	$1,670	$1,653	$1,457

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Summary Review. On April 20, 2010, a deepwater drilling rig exploded and sank in the Gulf of Mexico, which resulted in loss of life and a substantial oil spill. Marine did not receive royalties from the well, and Marine’s wells are located in shallow water. To date, Marine has not been directly impacted by the loss of the well or its aftermath. However, how Marine may be affected by this incident in the future, including any new or additional regulations that may be adopted in response to the incident that affects wells from which Marine receives royalties, are unknown at this time.

     In September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. Because Marine is not the operator of the leases on which it has an overriding royalty interest, Marine received limited information regarding the effects of the hurricanes on production. However, based on the limited information that Marine received from operators and from data from the Bureau of Ocean Energy Management, Regulation and Enforcement records and publications, Marine believes that all significant leases in which Marine has an interest that experienced a disruption in production were back on production by the third quarter of 2009. Production volumes may be slow to reach and may not reach the volumes realized before damage was caused by the hurricanes. The Bureau of Ocean Energy Management, Regulation and Enforcement is a division of the U.S. government.
     In general, Marine receives royalties two months after oil production and three months after natural gas production. The March 2010 distribution increased slightly from the December 2009 distribution, from $0.322823 per unit to $0.323140 per unit, and the June 2010 distribution increased 16% from the March 2010 distribution, from $0.323140 per unit to $0.376013 per unit. The September 2010 distribution decreased slightly from the June 2010 distribution, from $0.376013 per unit to $.374810 per unit.
     Marine’s distributable income for the fiscal year ended June 30, 2010 amounted to $2,640,561 or $1.32 per unit as compared to $3,818,752 or $1.91 per unit in fiscal 2009 and $5,864,499 or $2.93 per unit in fiscal 2008.
     These results also include income from the Trust’s interest in Tidelands, which amounted to $835,401 for fiscal 2010, $1,419,539 for fiscal 2009 and $1,313,536 for fiscal 2008. Income from Tidelands contributed approximately 28% of Marine’s royalty income for fiscal 2010 as compared to 34% and 21% of Marine’s royalty income for fiscal 2009 and 2008, respectively.
     The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2010	2009	2008
Wells Drilled or Recompleted (Gross)	24	21	24
Active Wells (Gross)	210	220	240
     The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal years 2010, 2009 and 2008, excluding the Trust’s interest in Tidelands.

	Fiscal Year Ended June 30,
	2010	2009	2008
Income from:
Oil royalties	$1,506,768	$1,690,654	$2,916,843
Natural gas royalties	$601,835	$1,058,045	$1,909,973
Totals	$2,108,603	$2,748,699	$4,826,816

Net quantities sold:
Oil (bbls)	21,168	16,885	35,620
Natural gas (mcf)	129,349	114,730	239,484

Average price:
Oil (1)	$71.18	$100.13	$81.89
Natural gas (1)	$4.65	$9.22	$7.98

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

     Fiscal Year 2010 Compared to Fiscal Year 2009. During fiscal 2010, Marine received approximately 71% of its royalty income from the sale of oil and 29% from the sale of natural gas, as compared to approximately 62% of its royalty income from the sale of oil and 38% from the sale of natural gas in fiscal 2009. Income from oil and natural gas royalties in fiscal 2010 decreased approximately 23% from fiscal 2009, primarily due to decreased prices realized for oil and natural gas.
     Revenue from oil royalties amounted to $1,506,768 in fiscal 2010, a decrease from the $1,690,654 realized in fiscal 2009. The average price realized for a barrel of oil decreased to $71.18 from the $100.13 realized in fiscal 2009. In fiscal 2010, oil production increased to 21,168 barrels from the 16,885 barrels produced in fiscal 2009.
     Revenue from natural gas royalties amounted to $601,835 in fiscal 2010, a decrease from the $1,058,045 realized in fiscal 2009. In fiscal 2010, the average price of an mcf of natural gas decreased to $4.65 from the $9.22 realized in fiscal 2009. In fiscal 2010, natural gas production increased to 129,349 mcf from the 114,730 mcf produced in fiscal 2009.
     General and administrative expenses for fiscal 2010 amounted to $303,454, a decrease from the $380,400 incurred in fiscal 2009, due to a decrease in professional fees and expenses.
     Fiscal Year 2009 Compared to Fiscal Year 2008. During fiscal 2009, Marine received approximately 61% of its royalty income from the sale of oil and 39% from the sale of natural gas. Income from oil and natural gas royalties in fiscal 2009 decreased 43% from fiscal 2008, primarily due to decreased production of oil and natural gas. As previously discussed, Hurricanes Gustav and Ike caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities, which had an effect on Marine’s royalty income in the first and second quarters of fiscal 2009.
     Revenue from oil royalties amounted to $1,690,654 in fiscal 2009, a decrease from the $2,916,843 realized in fiscal 2008. The average price realized for a barrel of oil increased to $100.13 from the $81.89 realized in fiscal 2008. In fiscal 2009, oil production decreased to 16,885 barrels from the 35,620 barrels produced in fiscal 2008.
     Revenue from natural gas royalties amounted to $1,058,045 in fiscal 2009, a decrease from the $1,909,973 realized in fiscal 2008. In fiscal 2009, the average price of an mcf of natural gas increased to $9.22 from the $7.98 realized in fiscal 2008. In fiscal 2009, natural gas production decreased to 114,730 mcf from the 239,484 mcf produced in fiscal 2008.
     General and administrative expenses for fiscal 2009 amounted to $380,400, an increase from the $313,865 incurred in fiscal 2008, due to an increase in professional fees and expenses.
     Interest income decreased to $12,189 in fiscal 2009 from the $58,712 realized in fiscal 2008, due to a decrease in interest rates and a decrease in undistributed royalties.
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
     During fiscal years 2010 and 2009, there have been no disagreements between Marine and its independent registered public accounting firm on accounting or financial disclosure matters which would require disclosure under Item 304 of Regulation S-K.
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

Changes in Internal Control Over Financial Reporting
     There has not been any change in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, Marine’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2010. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.
ITEM 9B.	OTHER INFORMATION
     None.
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
     Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee must comply with U.S. Trust’s code of ethics, a copy of which will be made available to unitholders without charge, upon request by appointment at Bank of America Plaza, 17th floor, 901 Main Street, Dallas, Texas 75202.
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

		Other Annual
Name of Individual or Entity	Fiscal Year	Compensation(1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2010	$32,615
	2009	$34,378
	2008	$35,358

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
     The following table sets forth the persons known to the Trust who own beneficially more than five percent of the outstanding units of beneficial interest as of September 8, 2010:

	Amount and Nature of
Name and Address	Beneficial Ownership	Percent of Class
Robert H. Paslay 1007 Gasserway Circle Brentwood, TN 37027	204,368 units	10.2%

Patricia Martin 110 Woodbine Place Missoula, MT 59803	174,529 units	8.7%
     There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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

Fiscal Year	Amount Paid
2010	$48,900
2009	$48,906
2008	$48,886

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Fees for services performed by KPMG LLP for the fiscal years ended June 30, 2010 and 2009 were:

	2010	2009
Audit Fees	$60,000	$110,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
     As referenced in “Item 10. Directors, Executive Officers and Corporate Governance” above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to KPMG LLP.
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.
     The consolidated financial statements, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, as contained in the Form 10-K of Tidelands Royalty Trust “B” for its fiscal year ended December 31, 2009 filed with the SEC, are hereby incorporated herein by reference for all purposes.
     (b) Exhibits:
4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001, and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002, and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of Tidelands Royalty Trust “B” for the fiscal year ended December 31, 2009, and report of KPMG LLP, independent registered public accounting firm.

*	Filed herewith.
     (c) Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Trustee and Holders of Trust Units of
Marine Petroleum Trust:
We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust (the “Trust”) as of June 30, 2010 and 2009, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2010. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Marine Petroleum Trust as of June 30, 2010 and 2009 and its distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2010 in conformity with the modified cash basis of accounting described in Note 2.
/s/ KPMG LLP
Dallas, Texas
September 24, 2010

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of June 30, 2010 and 2009

	June 30,	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,143,454	$1,038,850
Federal income taxes refundable	14,425	14,425
Producing oil and gas properties	7	7

Total assets	$1,157,886	$1,053,282

Liabilities and Trust Corpus

Current liabilities:
Federal income taxes payable	—	—

Total current liabilities	$—	$—

Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	1,157,886	1,053,282

	$1,157,886	$1,053,282

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Years Ended June 30, 2010

	2010	2009	2008
Income:
Oil and natural gas royalties	$2,108,603	$2,748,699	$4,826,816
Oil and natural gas royalties from affiliate	$835,401	$1,419,539	$1,313,536
Interest income	11	12,189	58,712

Total income	2,944,015	4,180,427	6,199,064

Expenses:
General and administrative	303,454	380,400	313,865

Distributable income before Federal income taxes	2,640,561	3,800,027	5,885,199
Federal income taxes of subsidiary	—	(18,725)	20,700

Distributable income	$2,640,561	$3,818,752	$5,864,499

Distributable income per unit	$1.32	$1.91	$2.93

Distributions per unit	$1.27	$2.22	$2.92

Units outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Years Ended June 30, 2010

	2010	2009	2008
Trust corpus, beginning of year	$1,053,282	$1,670,467	$1,653,412
Distributable income	2,640,561	3,818,752	5,864,499
Distributions to unitholders	2,535,957	4,435,937	5,847,444

Trust corpus, end of year	$1,157,886	$1,053,282	$1,670,467

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Years Ended June 30, 2010
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

          The Federal income taxes refundable which arose during the prior year are as a result of payments made in excess of the estimated taxes payable.
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
          Marine had cash equivalents of $1,143,454 and $1,038,850 at June 30, 2010 and 2009, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds, and money market mutual funds.
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
     (h) Significant Royalty Sources
          Royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2010	2009	2008
Chevron USA, Inc.	60%	57%	56%
Anglo Suisse Offshore Partners LLP	8%	10%	9%
Century Exploration Company	8%	4%	6%
Walter Oil & Gas Corporation	8%	3%	3%
Devon Energy Production Company LP	3%	1%	2%
Apache Corporation	2%	6%	5%
Energy XXI GOM LLC	2%	4%	3%
SPN Resources LLC	2%	3%	4%
McMoran Oil & Gas LLC	2%	3%	2%
W&T Offshore Inc.	1%	3%	2%
Others	4%	6%	8%

	100%	100%	100%
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
(3) Investment in and Receivables from Affiliate – Tidelands Royalty Trust “B”
     At June 30, 2010 and 2009, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a quoted market value of $8,323,534 and $8,255,680 at June 30, 2010 and 2009, respectively.
     Administrative expenses are shared by MPC and Tidelands Royalty Trust “B” Corporation in the ratio of each of MPC’s and Tidelands Royalty Trust “B” Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities.
     The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30,	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$1,397,895	$1,673,403
Oil, natural gas and other mineral properties	2	2
Federal taxes refundable	12,734	9,734

Total assets	$1,410,631	$1,683,139

Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	$610,206	$762,305

Total current liabilities	$610,206	$762,305

Trust Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	$800,425	$920,834

	$1,410,631	$1,683,139

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2010	2009	2008
Income	$2,535,392	$4,363,355	$4,105,079
Expenses	240,629	329,693	238,291

Distributable income before Federal income taxes	2,294,763	4,033,662	3,866,788
Federal income taxes of Tidelands’ subsidiary	7,000	32,570	47,400

Distributable income	$2,287,763	$4,001,092	$3,819,388

     Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
(4) Summary of Quarterly Financial Data (Unaudited)
     The following quarterly financial information for fiscal years 2010 and 2009 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Oil and			Distributable
	Gas		Distributable	Income
	Royalties	Expenses	Income	Per Unit
Quarter ended:
September 30, 2008	$1,480,498	$119,455	$1,650,319	$0.83
December 31, 2008	720,751	83,687	984,360	0.49
March 31, 2009	286,774	100,788	590,283	0.30
June 30, 2009	260,676	76,470	593,790	0.29

	$2,748,699	$380,400	$3,818,752	$1.91

Quarter ended:
September 30, 2009	$448,556	$68,241	$629,184	$0.31
December 31, 2009	476,875	86,346	575,754	0.29
March 31, 2010	604,202	60,628	742,685	0.37
June 30, 2010	578,970	88,239	692,938	0.35

	$2,108,603	$303,454	$2,640,561	$1.32

(5) Supplemental Information Relating to Oil and Gas Reserves (Unaudited)
     Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas produced for its royalty interests and Marine’s equity in oil and natural gas produced for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2010	2009	2008
Marine:
Oil (barrels)	21,168	16,885	35,620

Gas (mcf)	129,349	114,730	239,484

Tidelands:
Oil (barrels)	2,628	1,278	1,952

Gas (mcf)	124,854	167,224	147,188

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
     Under the Texas franchise tax statute, “passive entities,” including trusts, that meet the following requirements, are exempt from the Texas state franchise tax: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for Texas state franchise tax purposes. All or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will be a passive entity that is not subject to the franchise tax.
     If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code would generally include its share of the Trust’s revenue in its franchise tax computation. The Texas Tax Code does not apply to natural persons. The Trust anticipates that it will be a passive entity in the tax year ending in 2010.
     Each unitholder is urged to consult his or her own tax advisor regarding the requirements for filing state tax returns.
(7) Subsequent Events
     Subsequent events have been evaluated through the issue date of the condensed consolidated financial statements for the fiscal year ended June 30, 2010.

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

Date: September 24, 2010	By:	/s/ Ron E. Hooper
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

Dated: September 24, 2010	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)