Form 10-Q
period 2010-09-30
MARINE PETROLEUM TRUST
filed 2010-11-15
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate number of units of beneficial interest outstanding as of the latest practicable date:
As of November 12, 2010, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of September 30, 2010 and June 30, 2010

	September 30,	June 30,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,160,418	$1,143,454
Federal income taxes refundable	14,425	14,425
Producing oil and gas properties	7	7

Total assets	$1,174,850	$1,157,886

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income taxes payable	$—	$—

Total current liabilities	$—	$—

Trust corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	$1,174,850	$1,157,886

	$1,174,850	$1,157,886

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Income:
Oil and gas royalties	$613,466	$448,556
Oil and gas royalties from affiliate	199,229	248,858
Interest income	—	11

Total income	$812,695	$697,425

Expenses:
General and administrative	$46,111	$68,241

Distributable income before Federal income taxes	766,584	629,184
Federal income taxes of subsidiary	—	—

Distributable income	$766,584	$629,184

Distributable income per unit	$0.38	$0.31

Distributions per unit	$0.37	$0.25

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Trust corpus, beginning of period	$1,157,886	$1,053,282
Distributable income	766,584	629,184
Distributions to unitholders	749,620	492,005

Trust corpus, end of period	$1,174,850	$1,190,461

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
Note 1. Accounting Policies
          The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011.
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
Note 5. Investment in Affiliate — Tidelands Royalty Trust “B”
          At September 30, 2010 and 2009, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.
          The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended
	September 30,
	2010	2009
Income	$413,669	$793,305

Expenses	65,017	66,819

Distributable income before Federal income taxes	348,652	726,486
Federal income taxes of Tidelands’ subsidiary	—	3,800

Distributable income	$345,652	$722,686
          Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2010, the latest period for which such information is publicly available in Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2010. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

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
          The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a franchise or “margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June

30, 2010 for further information. MPC is a taxable entity and pays state and U.S. Federal taxes on its income. However, MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
          Marine relies on public records for information regarding drilling operations. The public records available up to the date of this report indicate that there were six new well completions made during the three months ended September 30, 2010 on leases in which Marine has an interest. Public records also indicate that there were five wells in the process of being drilled and that operators have designated four additional locations for work, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful.
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
          On April 20, 2010, a deepwater drilling rig exploded and sank in the Gulf of Mexico, which resulted in loss of life and a substantial oil spill. Marine did not receive royalties from the well, and Marine’s wells are located in shallow water. To date, Marine has not been directly impacted by the loss of the well or its aftermath. However, how Marine may be affected by this incident in the future, including any new or additional regulations that may be adopted in response to the incident that affects wells from which Marine receives royalties, are unknown at this time. Any new restrictions for drilling permits in the Gulf of Mexico can both positively or negatively affect the future of drilling on Marine’s leases.
Critical Accounting Policies and Estimates
          In accordance with U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Marine uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Marine (which include accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Marine also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under accounting principles generally accepted in the United States of America (“GAAP”).
          Marine did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended September 30, 2010. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for a detailed discussion of critical accounting policies.
General
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
Summary of Operating Results
          During the three months ended September 30, 2010, Marine realized 72% of its royalty income from the sale of oil and 28% from the sale of natural gas, excluding its interest in Tidelands. Royalty income consists of oil and natural gas royalties received from producers. During the three months ended September 30, 2010, Marine’s interest in Tidelands accounted for 25% of its total income.
          Distributable income per unit for the three months ended September 30, 2010 increased to $0.38 as compared to $0.31 for the comparable period in 2009. Distributions to unitholders amounted to $0.37 per unit for the three months ended September 30, 2010, an increase from $0.25 per unit from the distributions for the comparable period in 2009. During the three months ended September 30, 2010, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
          For the three months ended September 30, 2010, excluding the Trust’s interest in Tidelands, oil production increased by 597 barrels and natural gas production decreased by 1,538 thousand cubic feet (mcf) from the levels realized in the comparable period in 2009. For the three months ended September 30, 2010, excluding the Trust’s interest in Tidelands, the average price realized for a barrel of oil increased $19.62 from the price realized in the comparable period in 2009 and the average price realized for an mcf of natural gas increased $0.76 from the price realized in the comparable period in 2009.
          The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities(1)
		Natural	Distributable	Distribution Per
Quarter Ended	Oil (bbls)	Gas (mcf)	Income Per Unit	Unit
March 31, 2009	2,130	28,473	$0.30	$0.30
June 30, 2009	4,210	16,794	$0.29	$0.26
September 30, 2009	4,995	36,074	$0.31	$0.25
December 31, 2009	5,352	30,833	$0.29	$0.32
March 31, 2010	5,790	32,085	$0.37	$0.32
September 30, 2010	5,592	34,536	$0.38	$0.37

(1)	Excludes the Trust’s interest in Tidelands.
Results of Operations—Three Months Ended September 30, 2010 and 2009
          Income from oil and natural gas royalties increased $164,910 to $613,466 during the three months ended September 30, 2010 from $448,556 realized in the comparable three months in 2009.
          Distributable income increased to $766,584 for the three months ended September 30, 2010 from $629,184 realized for the comparable three months in 2009.

          Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2010 increased to $443,252 from $297,967 realized for the comparable three months in 2009.
          Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2010 increased to $170,214 from $150,589 for the comparable three months in 2009.
          Income from the Trust’s interest in Tidelands decreased 19.9% for the three months ended September 30, 2010 as compared to the comparable three months of 2009.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended September 30, 2010, and those realized in the comparable three months in 2009, excluding the Trust’s interest in Tidelands.

	Three Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)	%Change
Oil
Barrels sold	5,592	4,995	12.0%
Average price	$79.27	$59.65	32.9%

Natural gas
Mcf sold	34,536	36,074	(4.3)%
Average price	$4.93	$4.17	18.2%
          General and administrative expenses decreased to $46,111 in the three months ended September 30, 2010 from $68,241 in the prior year period, primarily due to decreased professional fees and expenses.
Forward-Looking Statements
          The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended. This report uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Marine did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Marine’s market risk is described in more detail in “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2010.
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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee
November 15, 2010	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President