Form 10-Q
period 2010-12-31
MARINE PETROLEUM TRUST
filed 2011-02-14
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Yes ☐     No ☑
Indicate number of units of beneficial interest outstanding as of the latest practicable date: As of February 11, 2011, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of December 31, 2010 and June 30, 2010
ASSETS

	December 31,	June 30,
	2010	2010
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,171,345	$1,143,454
Federal income taxes refundable	14,425	14,425
Producing oil and gas properties	7	7

Total assets	$1,185,777	$1,157,886

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income taxes payable	$—	$—

Total current liabilities	$—	$—

Trust corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	$1,185,777	$1,157,886

	$1,185,777	$1,157,886

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Six Months Ended December 31, 2010 and 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Income:
Oil and gas royalties	$630,929	$476,875	$1,244,395	$925,431
Oil and gas royalties from affiliate	124,255	185,224	323,484	434,083
Interest income	—	—	—	11

Total income	$755,184	$662,099	$1,567,879	$1,359,525

Expenses:
General and administrative	$55,657	$86,346	$101,768	$154,586
Distributable income before Federal income taxes	699,527	575,754	1,466,111	1,204,938
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$699,527	$575,754	$1,466,111	$1,204,938

Distributable income per unit	$0.35	$0.29	$0.73	$0.60

Distributions per unit	$0.34	$0.32	$0.72	$0.57

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Six Months Ended December 31, 2010 and 2009
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Trust corpus, beginning of period	$1,157,886	$1,053,282
Distributable income	1,466,111	1,204,938
Distributions to unitholders	1,438,220	1,137,651

Trust corpus, end of period	$1,185,777	$1,120,569

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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
Note 5. Investment in Affiliate — Tidelands Royalty Trust “B”
     At December 31, 2010 and 2009, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.
     The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three	Three	Six
	Months	Months	Months
	Ended	Ended	Ended
	September 30,	December 31,	December 31,
	2010	2009	2009
Income	$413,669	$533,499	$1,326,804

Expenses	65,017	61,237	128,056

Distributable income before Federal income taxes	348,652	472,262	1,198,748
Federal income taxes of Tidelands’ subsidiary	—	—	3,800

Distributable income	$348,652	$472,262	$1,194,948
     Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Tidelands has not yet filed its financial statements for the fiscal year ended December 31, 2010 with the SEC. Therefore, consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2010, the latest period for which such information is publicly available in Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2010. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

          Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Organization
          The Trust is a royalty trust that was created in 1956 under the laws of the State of Texas. U.S. Trust, Bank of America Private Wealth Management serves as corporate trustee (the “Trustee”). The Indenture provides that the term of the Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly, and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation (“Chevron”) and its assignees. The Trust holds title to interests in properties that are situated offshore of Texas.
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
The Leases
          Marine relies on public records for information regarding drilling and work over operations. The public records available up to the date of this report indicate that there were 16 new well completions made during the six months ended December 31, 2010 on leases in which Marine has an interest. Public records also indicate that there were two wells in the process of being drilled or recompleted in a different zone and that operators have designated five additional locations for work, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. In addition, a permit for a well to be drilled on South Marsh Island Block 48 was abandoned during the six months ended December 31, 2010.
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
          On April 20, 2010, a deepwater drilling rig exploded and sank in the Gulf of Mexico, which resulted in loss of life and a substantial oil spill. Marine did not receive royalties from the well, and Marine’s wells are located in shallow water. To date, Marine has not been directly impacted by the loss of the well or its aftermath. However, how Marine may be affected by this incident in the future, including any new or additional regulations that may be adopted in response to the incident that affects wells from which Marine receives royalties, is unknown at this time. Any new restrictions for drilling permits in the Gulf of Mexico can both positively or negatively affect the future of drilling on Marine’s leases.
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
          Marine did not have any changes in critical accounting policies or in significant accounting estimates during the six months ended December 31, 2010. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for a detailed discussion of critical accounting policies.
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
Summary of Operating Results
          During the six months ended December 31, 2010, Marine realized 72% of its royalty income from the sale of oil and 28% from the sale of natural gas, excluding its interest in Tidelands. Royalty income consists of oil and natural gas royalties received from producers. During the six months ended December 31, 2010, Marine’s interest in Tidelands accounted for 21% of its total income.
          Distributable income per unit for the six months ended December 31, 2010 increased to $0.73 as compared to $0.60 for the comparable period in 2009. Distributions to unitholders amounted to $0.72 per unit for the six months ended December 31, 2010, an increase from $0.57 per unit from the distributions for the comparable period in 2009. During the six months ended December 31, 2010, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
          For the six months ended December 31, 2010, excluding the Trust’s interest in Tidelands, oil production increased by 1,028 barrels and natural gas production increased by 3,104 thousand cubic feet (mcf) from the levels realized in the comparable period in 2009. For the six months ended December 31, 2010, excluding the Trust’s interest in Tidelands, the average price realized for a barrel of oil increased $13.98 from the price realized in the comparable period in 2009 and the average price realized for an mcf of natural gas increased $1.16 from the price realized in the comparable period in 2009.
          The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities(1)
		Natural	Distributable	Distribution
Quarter Ended	Oil (bbls)	Gas (mcf)	Income Per Unit	Per Unit
September 30, 2009	4,995	36,074	$0.31	$0.25
December 31, 2009	5,352	30,833	$0.29	$0.32
March 31, 2010	5,790	32,085	$0.37	$0.32
June 30, 2010	5,031	30,357	$0.35	$0.38
September 30, 2010	5,592	34,536	$0.38	$0.37
December 31, 2010	5,783	35,475	$0.35	$0.34

(1)	Excludes the Trust’s interest in Tidelands.
Results of Operations—Three Months Ended December 31, 2010 and 2009
          Income from oil and natural gas royalties increased $154,054 to $630,929 during the three months ended December 31, 2010 from $476,875 realized in the comparable three months in 2009.
          Distributable income increased to $699,527 for the three months ended December 31, 2010 from $575,754 realized for the comparable three months in 2009. Marine believes that the primary reason royalties increased for the three months ended December 31, 2010 was the 13% increase in the price of oil and the 48% increase in the price of natural gas. In addition, for the three months ended December 31, 2010, oil production increased 8% and natural gas production increased 15%.
          Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2010 increased to $451,785 from $371,480 realized for the comparable three months in 2009.
          Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2010 increased to $179,144 from $105,395 for the comparable three months in 2009.
          Income from the Trust’s interest in Tidelands decreased approximately 33% for the three months ended December 31, 2010 as compared to the comparable three months of 2009.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended December 31, 2010, and those realized in the comparable three months in 2009, excluding the Trust’s interest in Tidelands.

	Three Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	5,783	5,352	8%
Average price	$78.12	$69.41	13%

Natural gas
Mcf sold	35,475	30,833	15%
Average price	$5.05	$3.42	48%
          General and administrative expenses decreased to $55,657 in the three months ended December 31, 2010 from $86,346 in the prior year period, primarily due to decreased professional fees and expenses.
Results of Operations—Six Months Ended December 31, 2010 and 2009
          Income from oil and natural gas royalties increased $318,964 to $1,244,395 during the six months ended December 31, 2010 from $925,431 realized in the comparable six months in 2009.
          Distributable income increased to $1,466,111 for the six months ended December 31, 2010 from $1,204,938 realized for the comparable six months in 2009. Marine believes that the primary reason royalties increased for the six months ended December 31, 2010 was the 22% increase in the price of oil and the 30% increase in the price of natural gas. In addition, for the six months ended December 31, 2010, oil production increased 10% and natural gas production increased 5%.
          Income from oil royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2010 increased to $895,037 from $669,447 realized for the comparable six months in 2009.
          Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2010 increased to $349,358 from $255,984 for the comparable six months in 2009.
          Income from the Trust’s interest in Tidelands decreased approximately 25% for the six months ended December 31, 2010 as compared to the comparable six months of 2009.

          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the six months ended December 31, 2010, and those realized in the comparable six months in 2009, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	11,375	10,347	10%
Average price	$78.68	$64.70	22%

Natural gas
Mcf sold	70,011	66,907	5%
Average price	$4.99	$3.83	30%
          General and administrative expenses decreased to $101,768 in the six months ended December 31, 2010 from $154,586 in the prior year period, primarily due to decreased professional fees and expenses.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

          U.S. Trust, Bank of America Private Wealth Management, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. Marine’s disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee
February 14, 2011	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President