Form 10-Q
period 2011-03-31
MARINE PETROLEUM TRUST
filed 2011-05-16
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
(Zip Code)
(800) 985-0794
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year,
if changed since last report)

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
Yes ☐     No ☑
     Indicate number of units of beneficial interest outstanding as of the latest practicable date: As of May 13, 2011, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of March 31, 2011 and June 30, 2010

	March 31,	June 30,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$1,253,805	$1,143,454
Federal income taxes refundable	14,425	14,425
Producing oil and gas properties	7	7

Total assets	$1,268,237	$1,157,886

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income taxes payable	$—	$—

Total current liabilities	$—	$—

Trust corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	$1,268,237	$1,157,886

	$1,268,237	$1,157,886

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three and Nine Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Income:
Oil and gas royalties	$736,242	$604,202	$1,980,637	$1,529,633
Oil and gas royalties from affiliate	165,696	199,111	489,180	633,194
Interest income	—	—	—	11

Total income	$901,938	$803,313	$2,469,817	$2,162,838

Expenses:
General and administrative	$102,082	$60,628	$203,850	$215,214
Distributable income before Federal income taxes	799,856	742,685	2,265,967	1,947,624
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$799,856	$742,685	$2,265,967	$1,947,624

Distributable income per unit	$0.40	$0.37	$1.13	$0.97

Distributions per unit	$0.36	$0.32	$1.08	$0.89

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Nine Months Ended March 31, 2011 and 2010
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010

Trust corpus, beginning of period	$1,157,886	$1,053,282
Distributable income	2,265,967	1,947,624
Distributions to unitholders	2,155,616	1,783,934

Trust corpus, end of period	$1,268,237	$1,216,972

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
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
Note 5. Investment in Affiliate — Tidelands Royalty Trust “B”
          At March 31, 2011 and 2010, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.
          The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Nine	Nine
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2011	2010
Income	$1,406,506	$2,009,401

Expenses	162,632	172,158

Distributable income before Federal income taxes	1,243,874	1,837,243
Federal income taxes of Tidelands’ subsidiary	—	5,800

Distributable income	$1,243,874	$1,831,443
          Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

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
          The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a franchise or “margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June

30, 2010 for further information. MPC is a taxable entity and pays state and U.S. Federal taxes on its income if such taxes are owed. However, MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
          Marine relies on public records for information regarding drilling and work over operations. The public records available up to the date of this report indicate that there were 19 new well completions made during the nine months ended March 31, 2011 on leases in which Marine has an interest. Public records also indicate that there were five wells in the process of being drilled or recompleted in a different zone and that operators have designated three additional locations for work, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled or recompleted, and if they are drilled or recompleted, that they will be successful.
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
          Marine did not have any changes in critical accounting policies or in significant accounting estimates during the nine months ended March 31, 2011. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 for a detailed discussion of critical accounting policies.
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
Summary of Operating Results
          During the nine months ended March 31, 2011, Marine realized 73% of its royalty income from the sale of oil and 27% from the sale of natural gas, excluding its interest in Tidelands. During the nine months ended March 31, 2010, Marine also realized 73% of its royalty income from the sale of oil and 27% from the sale of natural gas, excluding its interest in Tidelands. Royalty income consists of oil and natural gas royalties received from producers. During the nine months ended March 31, 2011, Marine’s interest in Tidelands accounted for 20% of its total income. During the nine months ended March 31, 2010, Marine’s interest in Tidelands accounted for 29% of its total income.
          Distributable income per unit for the nine months ended March 31, 2011 increased to $1.13 as compared to $0.97 for the comparable period in 2010. Distributions to unitholders amounted to $1.08 per unit for the nine months ended March 31, 2011, an increase from distributions of $0.89 per unit for the comparable period in 2010. During the nine months ended March 31, 2011, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
          For the nine months ended March 31, 2011, excluding the Trust’s interest in Tidelands, oil production increased by 1,538 barrels (bbls) and natural gas production increased by 9,423 thousand cubic feet (mcf) from the levels realized in the comparable period in 2010. For the nine months ended March 31, 2011, excluding the Trust’s interest in Tidelands, the average price realized for a barrel of oil increased $13.11 from the price realized in the comparable period in 2010 and the average price realized for an mcf of natural gas increased $0.70 from the price realized in the comparable period in 2010.
          The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities(1)
		Natural	Distributable	Distributions
Quarter Ended	Oil (bbls)	Gas (mcf)	Income Per Unit	Per Unit
December 31, 2009	5,352	30,833	$0.29	$0.32
March 31, 2010	5,790	32,085	$0.37	$0.32
June 30, 2010	5,031	30,357	$0.35	$0.38
September 30, 2010	5,592	34,536	$0.38	$0.37
December 31, 2010	5,783	35,475	$0.35	$0.34
March 31, 2011	6,300	38,404	$0.40	$0.36

(1)	Excludes the Trust’s interest in Tidelands.
Results of Operations—Three Months Ended March 31, 2011 and 2010
          Income from oil and natural gas royalties increased $132,040 to $736,242 during the three months ended March 31, 2011 from $604,202 realized in the comparable three months in 2010.
          Distributable income increased to $799,856 for the three months ended March 31, 2011 from $742,685 realized for the comparable three months in 2010. Marine believes that the primary reason royalties increased for the three months ended March 31, 2011 was the 15% increase in the average price of oil, which was partially offset by the 6% decrease in the price of natural gas. In addition, for the three months ended March 31, 2011, oil production increased 9% and natural gas production increased 20%.
          Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2011 increased to $552,490 from $440,612 realized for the comparable three months in 2010.

          Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2011 increased to $183,752 from $163,590 for the comparable three months in 2010.
          Income from the Trust’s interest in Tidelands decreased approximately 17% for the three months ended March 31, 2011 as compared to the comparable three months of 2010.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the three months ended March 31, 2011, and those realized in the comparable three months in 2010, excluding the Trust’s interest in Tidelands.

	Three Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	6,300	5,790	9%
Average price	$87.70	$76.10	15%

Natural gas
Mcf sold	38,404	32,085	20%
Average price	$4.78	$5.10	(6)%
          General and administrative expenses increased to $102,082 in the three months ended March 31, 2011 from $60,628 in the prior year period, primarily due to increased professional fees and expenses and the annual NASDAQ listing fee.
Results of Operations—Nine Months Ended March 31, 2011 and 2010
          Income from oil and natural gas royalties increased $451,004 to $1,980,637 during the nine months ended March 31, 2011 from $1,529,633 realized in the comparable nine months in 2010.
          Distributable income increased to $2,265,967 for the nine months ended March 31, 2011 from $1,947,624 realized for the comparable nine months in 2010. Marine believes that the primary reason royalties increased for the nine months ended March 31, 2011 was the 19% increase in the price of oil and the 17% increase in the price of natural gas. In addition, for the nine months ended March 31, 2011, oil production increased 10% and natural gas production increased 10%.
          Income from oil royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2011 increased to $1,447,527 from $1,110,060 realized for the comparable nine months in 2010.
          Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2011 increased to $533,110 from $419,573 for the comparable nine months in 2010.
          Income from the Trust’s interest in Tidelands decreased approximately 23% for the nine months ended March 31, 2011 as compared to the comparable nine months of 2010.
          The following table presents the quantities of oil and natural gas sold and the average price realized from current operations for the nine months ended March 31, 2011, and those realized in the comparable nine months in 2010, excluding the Trust’s interest in Tidelands.

	Nine Months Ended March 31,
	2011	2010
	(Unaudited)	(Unaudited)	% Change
Oil
Barrels sold	17,675	16,137	10%
Average price	$81.90	$68.79	19%

Natural gas
Mcf sold	108,415	98,992	10%
Average price	$4.92	$4.22	17%
          General and administrative expenses decreased to $203,850 in the nine months ended March 31, 2011 from $215,214 in the prior year period, primarily due to decreased professional fees and expenses.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Marine did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Marine’s market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          U.S. Trust, Bank of America Private Wealth Management, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. Marine’s disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Marine in the reports that it files is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
          There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2010.
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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee
May 16, 2011	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President