Form 10-K
period 2011-06-30
MARINE PETROLEUM TRUST
filed 2011-09-16
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $37.2 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)
     The number of units of beneficial interest outstanding as of September 14, 2011 was 2,000,000.

PART I
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
     Marine’s only industry segment or purpose is the administration and collection of royalties. For additional information concerning our industry segment, see “Item 8. Financial Statements and Supplementary Data.”
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
     Marine also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate Texas trust, which owns interests in five leases covering 22,948 gross acres. The term of the Tidelands royalty trust will expire in 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. Tidelands’ indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Pursuant to the Indenture, such distributions are to be made within 15 days of the record date. Distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by its subsidiary that are retained by and delivered to Tidelands on a quarterly basis, less (iii) administrative expenses of Tidelands. Marine recommends that you read

Tidelands’ public filings for a description of its risks, business, properties and financial condition and results of operations.
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
     For the fiscal year ended June 30, 2011, approximately 75% of Marine’s royalty revenues were attributable to the sale of oil and approximately 25% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market price for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2011	2010	2009
Chevron USA, Inc.	57%	60%	57%
Walter Oil & Gas Corporation	11%	8%	3%
Century Exploration Company	8%	8%	4%
Anglo Suisse Offshore Partners LLP	5%	8%	10%
Apache Corporation	4%	2%	6%
Energy XXI GOM LLC	2%	2%	4%
McMoran Oil & Gas LLC	2%	2%	3%
W&T Offshore Inc.	2%	1%	3%
Devon Energy Production Company LP	—	3%	1%
SPN Resources LLC	—	2%	3%
Others	9%	4%	6%

	100%	100%	100%
     In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 17%, 28%, and 34% of Marine’s revenue for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Tidelands has reported that royalty revenues from Devon Energy Production Company LP, JX Nippon Oil & Gas Exploration Corp. (NOEX), Apache Corporation, W&T Offshore Inc., Breton Engineering LLC, Barron Petroleum Company and McMoran Oil & Gas accounted for more than 95% of Tidelands’ royalty revenue for the years ended December 31, 2010, 2009 and 2008.
     Marine derives no revenues from foreign sources and has no export sales.
     Trust Functions. The Trust is administered by officers and employees of its Trustee, U.S. Trust, Bank of America Private Wealth Management. The Trust has no employees. See “Item 10. Directors, Executive Officers and Corporate Governance.”
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
     MPC leases office space in Dallas, Texas to provide work space and record storage for the Trust, MPC, Tidelands and Tidelands’ wholly-owned subsidiary, Tidelands Royalty Trust “B” Corporation. The cost of this office facility is shared by MPC and Tidelands Royalty Trust “B” Corporation proportionately based on each entity’s gross oil and natural gas royalties.

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
     Marine’s overriding royalty interests apply only to existing leases and do not apply to new leases that Chevron or its assignees may acquire. Therefore, Chevron and its assignees are no longer obligated to assign any interest to Marine out of any lease that they acquire. In addition, Marine is not permitted to carry on any business, including making investments in additional oil and gas interests. Marine will continue to receive payments on its existing leases, so long as the leases exist. Once the leases terminate or expire, any overriding royalties payable to Marine will terminate and Marine cannot acquire any additional or replacement royalty interests.
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
     Marine’s quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. A significant downward movement in the prices for oil and natural gas could have a material adverse effect on Marine’s distributable income, which could decrease the distributions to unitholders. Historically, prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Marine’s control. These factors include, but are not limited to:
•	political conditions worldwide, in particular, political disruptions, wars or other armed conflicts in oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of domestic and foreign oil and natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.
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
Our units have been thinly traded and an active trading market for our units may not develop.
     The trading volume of our units has historically been low. As a result, sales of small amounts of the units in the public market could cause the price of the units to fluctuate greatly, including in a materially adverse manner. In addition, more active trading market for our units may not develop, or if developed, may not continue, and a unitholder may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our units.
Operating risks for the working interest owners’ interests on the leases can adversely affect distributions.
     The occurrence of drilling, production or transportation accidents and other natural disasters on the properties underlying the leases can reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example, in September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. As a result, oil and natural gas production was interrupted. Marine believes that most significant leases in which Marine had an interest that experienced a disruption in production were back on production during the first quarter of 2009.
Failure to collect royalty payments from working interest owners could adversely affect Marine’s distributions to its unitholders.
     A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2011, five working interest owners accounted for 85% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payment for some or all of its royalty interests. Any reduction in royalty payments would reduce distributable income to Marine’s unitholders.
The owner of any properties underlying the leases may transfer any of the properties to another unrelated third party.
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
     The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Marine’s interests, including, but not limited to, (i) reserves, (ii) the availability of oil and natural gas, (iii) the average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds and Marine believes that it would not be provided access to such information.
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
     The financial statements of Marine are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America (“GAAP”). Although this basis of accounting is permitted for royalty trusts by the Securities and Exchange Commission (the “SEC”), the financial statements of Marine differ from financial statements prepared in accordance with GAAP because royalty income is recognized in the month it is received rather than in the month of production and reserves may be established for contingencies that would not be recorded under GAAP.
If it is determined that Marine is subject to the Texas franchise tax, the Trustee may have to withhold amounts from future distributions to pay the tax liability.
     In May 2006, the State of Texas enacted legislation, as amended, to implement a new franchise or “margin” tax. Certain entities that were previously exempt from the franchise tax, including many trusts, may now be subject to the tax. Trusts, however, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), that meet certain statutory requirements are exempt from the franchise tax as “passive entities.”
     The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2011 tax year, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its U.S. Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust was not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for all years open under the applicable statute of limitations. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.
     Assuming the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code would generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. Each unitholder is urged to consult its own tax advisor regarding its possible Texas franchise tax liability.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     General. Marine is not engaged in oil and natural gas operations, and its only industry segment or purpose is the administration and collection of royalties. Its income is based upon the oil and natural gas operations of third parties. Marine’s income is derived from contracts that provide for payments in the nature of overriding royalties made to Marine based on oil and natural gas sales from certain leases in the Gulf of Mexico. Marine does not own or directly lease any physical properties.
     Reserves. As indicated above, Marine is not engaged in the production of oil or natural gas. Marine’s income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico. Marine does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Marine’s interests are derived. Similarly, Tidelands does not have access to the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable thereto. See also “—Difficulty in Obtaining Certain Data.” Since Marine does not have access to this reserve information, Marine is unable to compute the standardized measure of discounted future net cash flows therefrom.
     Marine did not file any reports during the fiscal year ended June 30, 2011 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.
     Due to the nature of Marine’s business, it does not have any delivery commitments.
     Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the weighted average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2011	2010	2009
Net quantities sold:
Oil (in barrels (“bbls”))	24,207	21,168	16,885
Natural Gas (in thousands of cubic feet (“mcf”))	145,719	129,349	114,730

Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$88.23	$71.18	$100.13
Natural Gas (per mcf)(1)	$4.92	$4.65	$9.22

(1)	The weighted average sales price is calculated from data provided by the operators.
     Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”
     Productive Wells. Based on the latest public records reviewed by Marine from the Bureau of Ocean Energy Management, Regulation and Enforcement, a division of the U.S. government, there were approximately 206 gross active wells subject to Marine’s interests (excluding its interest in Tidelands). Marine believes that the term “active wells” is synonymous with the term “productive wells” as defined in Item 1205 of Regulation S-K. Marine believes that most of the active wells produce both oil and natural gas; however, Marine is unable to determine the actual number of wells classified as either oil or natural gas wells without unreasonable efforts and expense. See “—Difficulty in Obtaining Certain Data.”
     Drilling Activity. The following table shows the number of wells drilled or recompleted in which Marine has an interest (excluding its interest in Tidelands) for each of its last three fiscal years:

	Fiscal Year Ended June 30,
	2011	2010	2009
Development
Oil	14	7	6
Natural Gas	10	17	13
Dry	0	0	2

Totals	24	24	21

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

     Present Activities. As of September 6, 2011, public records indicate that five wells are either being drilled, re-drilled or worked over on tracts in which Marine has an interest. Public records indicate that operators have designated locations for two additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.
     Difficulty in Obtaining Certain Data. Marine’s only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Marine’s predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Marine’s interests, including, but not limited to, (i) reserves, (ii) the availability of oil and natural gas, (iii) the average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Engineering data, if any, regarding these leaseholds would have been compiled principally by or for the working interest owners of these leaseholds, and Marine believes that it would not be provided access to such information. As a result, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 and Subpart 1200 of Regulation S-K.

ITEM 3. LEGAL PROCEEDINGS
     Neither the Trust nor MPC, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.
ITEM 4. RESERVED

PART II

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

	Sales Price		Distributions
Quarter Ending	High	Low	Per Unit
September 30, 2009	$18.22	$14.85	$0.25
December 31, 2009	18.00	14.00	0.32
March 31, 2010	19.05	14.56	0.32
June 30, 2010	18.72	14.77	0.38

September 30, 2010	$18.15	$14.80	$0.37
December 31, 2010	30.14	17.25	0.34
March 31, 2011	24.02	20.55	0.36
June 30, 2011	23.00	18.22	0.41
     The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On June 30, 2011, these outstanding units of record were held by 342 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2011.
     The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $45,750 for the distribution paid on June 30, 2011. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.
     Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date.
     Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2011.
     While the Trust’s complete Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2011 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.
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

	Fiscal Year Ended June 30,
	(In Thousands, Except Per Unit Amounts)
	2011	2010	2009	2008	2007
Statement of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$2,853	$2,109	$2,749	$4,827	$4,654
Equity in Tidelands	591	835	1,419	1,313	623
Interest	—	—	12	59	79

	$3,444	$2,944	$4,180	$6,199	$5,356

Expenses:
General and administrative	$256	$303	$380	$314	$218
Federal income taxes of subsidiary	—	—	(19)	21	20

	256	303	361	335	238

Distributable income	$3,188	$2,641	$3,819	$5,864	$5,118

Distributions to unitholders	$2,985	$2,536	$4,436	$5,847	$4,921

Distributable income per unit	$1.59	$1.32	$1.91	$2.93	$2.56

Distributions per unit	$1.49	$1.27	$2.22	$2.92	$2.46

	At June 30,
	2011	2010	2009	2008	2007
Statement of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$1,360	$1,158	$1,053	$1,680	$1,661

Trust corpus	$1,360	$1,158	$1,053	$1,670	$1,653

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
     Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The March 2011 distribution increased slightly from the December 2010 distribution, from $0.344300 per unit to $0.358698 per unit, and the June 2011 distribution increased from the March 2011 distribution, from $0.358698 per unit to $0.414827 per unit. The September 2011 distribution increased from the June 2011 distribution, from $0.414827 per unit to $0.540043 per unit.
     Marine’s distributable income for the fiscal year ended June 30, 2011 amounted to $3,187,776 or $1.59 per unit as compared to $2,640,561 or $1.32 per unit in fiscal 2010 and $3,818,752 or $1.91 per unit in fiscal 2009.
     These results also include income from the Trust’s interest in Tidelands, which amounted to $591,119 for fiscal 2011, $835,401 for fiscal 2010 and $1,419,539 for fiscal 2009. Income from Tidelands contributed approximately 17% of Marine’s royalty income for fiscal 2011 as compared to 28% and 34% of Marine’s royalty income for fiscal 2010 and 2009, respectively.
     The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2011	2010	2009
Wells Drilled or Recompleted (Gross)	24	24	21
Active Wells (Gross)	206	210	220
     The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal years 2011, 2010 and 2009, excluding the Trust’s interest in Tidelands.

	Fiscal Year Ended June 30,
	2011	2010	2009
Income from:
Oil royalties	$2,135,847	$1,506,768	$1,690,654
Natural gas royalties	$716,560	$601,835	$1,058,045
Totals	$2,852,407	$2,108,603	$2,748,699

Net quantities sold:
Oil (bbls)	24,207	21,168	16,885
Natural gas (mcf)	145,719	129,349	114,730

Average price:
Oil (per bbl) (1)	$88.23	$71.18	$100.13
Natural gas (per mcf) (1)	$4.92	$4.65	$9.22

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.
     Fiscal Year 2011 Compared to Fiscal Year 2010. During fiscal 2011, Marine received approximately 75% of its royalty income from the sale of oil and 25% from the sale of natural gas, as compared to approximately 71% of its royalty income from the sale of oil and 29% from the sale of natural gas in fiscal 2010. Income from oil and natural gas royalties in fiscal 2011 increased approximately 35% from fiscal 2010, primarily due to increased prices realized for oil and natural gas and an increase in production of both oil and natural gas.
     Revenue from oil royalties amounted to $2,135,847 in fiscal 2011, an increase from the $1,506,768 realized in fiscal 2010. The average price realized for a barrel of oil increased to $88.23 from the $71.18 realized in fiscal 2010. In fiscal 2011, oil production increased to 24,207 barrels from the 21,168 barrels produced in fiscal 2010.
     Revenue from natural gas royalties amounted to $716,560 in fiscal 2011, an increase from the $601,835 realized in fiscal 2010. In fiscal 2011, the average price of an mcf of natural gas increased to $4.92 from the $4.65 realized in fiscal 2010. In fiscal 2011, natural gas production increased to 145,719 mcf from the 129,349 mcf produced in fiscal 2010.

     General and administrative expenses for fiscal 2011 amounted to $255,750, a decrease from the $303,454 incurred in fiscal 2010, due to a decrease in professional fees and expenses.
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
     Marine’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a non-taxable grantor trust for U.S. Federal income tax purposes. Accordingly, all of Marine’s income and deductions should flow through to its unitholders on a proportionate basis. MPC will owe U.S. Federal (and state) income taxes with respect to its income after deducting statutory depletion. MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
     The Trust does not currently have any long term contractual obligations, other than the obligation to make distributions to unitholders pursuant to the Indenture. The Trust does not maintain any off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K promulgated by the SEC.
     Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Marine’s future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Marine uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Marine’s interests. Events may occur in the future that Marine is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware or of which we currently do not believe are material materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K.
     Website. Marine has an Internet website and has made available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, at www.marps-marinepetroleumtrust.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As described elsewhere herein, Marine’s only function is to collect overriding royalties from leases operated by others and distribute those royalties to unitholders after paying the cost of collection and administration. Marine’s income is highly dependent on the prices realized from the sale of oil and natural gas and the quantities of production from wells in which it has a royalty interest. Oil and natural gas prices have historically experienced significant volatility. Marine does not attempt to manage its commodity price risk through the use of fixed price contracts or financial derivatives.
     Due to the short length of time between receipts and disbursements, cash held by the Trust is held in a non-interest bearing trust account. Oil and natural gas royalties received by MPC prior to delivery of the 98% net profits interest to the Trust are held in money market accounts that invest in U.S. Treasury securities and are considered not subject to interest rate risk. The corpus of MPC is held in either money market accounts or U.S. Treasury or agency securities to be held to maturity. Funds held in money market accounts and U.S. Treasury securities that mature in less than one year are considered not subject to interest rate risk.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements listed in the following index, together with the related notes and the reports of Weaver and Tidwell, L.L.P. and KPMG LLP (former auditor), independent registered public accounting firms, are presented on the following pages and are incorporated by reference herein.
     See also “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information concerning the financial statements of Marine.
     All schedules have been omitted because they are either not required, not applicable or the required information is included in the consolidated financial statements and notes thereto.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On April 15, 2011, the Trustee recommended and approved the appointment of Weaver and Tidwell, L.L.P. as the Trust’s independent auditor commencing with work to be performed in relation to the Trust’s fiscal year ending June 30, 2011. The Trust has had no occasions in the past two years upon which it has consulted with Weaver and Tidwell, L.L.P, except for providing consulting to the Trust related to its internal control assessment. Weaver and Tidwell, L.L.P. was disengaged from providing any further consulting work prior to the engagement of Weaver and Tidwell, L.L.P. as the independent registered public accounting firm for the Trust as of and for the year ended June 30, 2011.
     KPMG LLP was the Trust’s previous independent registered public accounting firm, performing audits of the Trust’s consolidated financial statements for the fiscal years ended June 30, 2008, 2009 and 2010. The reports of KPMG LLP did not contain an adverse opinion or disclaimer of opinion, but were modified to include an explanatory paragraph related to modified cash basis of accounting utilized by the Trust.
     During the fiscal years ended June 30, 2008, 2009 and 2010, (i) there have been no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to KPMG LLP’s satisfaction, would have caused KPMG LLP to make reference to the subject matter of the disagreement(s) in connection with its reports for such year, and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K.
     The Trust provided KPMG LLP with a copy of this Annual Report on Form 10-K prior to its filing with the SEC and KPMG LLP consented to the use of their audit report for the fiscal year ended June 30, 2010.

ITEM 9A. CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
     There has not been any change in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, Marine’s internal control over financial reporting.
Trustee’s Report on Internal Control Over Financial Reporting
     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2011. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election or appointment of directors or officers. Under the Indenture, U.S. Trust, Bank of America Private Wealth Management, serves as the Trustee.
     Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and is not aware of any beneficial owner of more than ten percent of the units of beneficial interest who failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended June 30, 2011.
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

	Fiscal	Other Annual
Name of Individual or Entity	Year	Compensation(1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2011	$33,024
	2010	$32,615
	2009	$34,378

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
     The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of September 1, 2011:

	Amount and Nature of
Name and Address	Beneficial Ownership	Percent of Class
Robert H. Paslay 1007 Gasserway Circle Brentwood, TN 37027	204,368 units	10.2%

Patricia Martin 110 Woodbine Place Missoula, MT 59803	174,529 units	8.7%

     There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2011. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Pursuant to an arrangement with MPC to share certain administrative expenses related to the use of office space, Tidelands Royalty Trust “B” Corporation, a wholly-owned subsidiary of Tidelands, paid the following amounts to MPC during the past three fiscal years. The arrangement provides that administrative expenses are shared in the ratio of each of MPC’s and Tidelands Royalty Trust “B” Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities. Marine owns a 32.6% interest in Tidelands.

Fiscal Year	Amount Paid
2011	$60,000
2010	$48,900
2009	$48,906
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     On April 15, 2011, Marine engaged Weaver and Tidwell, L.L.P. to serve as its independent registered public accounting firm. Audit fees for services performed by KPMG LLP, Marine’s former independent registered public accounting firm, for review of the financial statements included in Marine’s Forms 10-Q for the quarters ended September 30, 2010 and December 31, 2010 were $49,800; there were no audit-related fees, tax fees or other fees for these periods. Audit fees for services performed by Weaver and Tidwell, L.L.P. for review of the financial statements included in Marine’s Form 10-Q for the quarter ended March 31, 2011 were $7,000; there were no audit-related fees, tax fees or other fees for these periods.
     The audit fees for services performed by KPMG LLP for the fiscal year ended June 30, 2010 were $60,000; there were no audit-related fees, tax fees or other fees for the fiscal year ended June 30, 2010.
     As referenced in “Item 10. Directors, Executive Officers and Corporate Governance” above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Weaver and Tidwell, L.L.P. or KPMG LLP.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.
     The consolidated financial statements of Tidelands, together with the related notes and the report of KPMG LLP, independent registered public accounting firm, as contained in its Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC and filed herewith as Exhibit 99.1, are hereby incorporated herein by reference.
     (b) Exhibits:

4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001, and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002, and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of Tidelands Royalty Trust “B” for the year ended December 31, 2010, and report of KPMG LLP, independent registered public accounting firm.

*	Filed herewith.
     (c) Financial Statement Schedules — All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Trustee and Holders of Trust Units of
Marine Petroleum Trust and Subsidiary:
We have audited the accompanying consolidated statement of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2011, and the related consolidated statements of distributable income and changes in trust corpus for the year then ended. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
As described in Note 2 to the consolidated financial statements, these consolidated financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary as of June 30, 2011, and its distributable income and changes in trust corpus for the year ended June 30, 2011 in conformity with the modified cash basis of accounting described in Note 2 to the consolidated financial statements.
/s/ WEAVER AND TIDWELL, L.L.P.
Dallas, Texas
September 16, 2011

Report of Independent Registered Public Accounting Firm
Trustee and Holders of Trust Units of
Marine Petroleum Trust:
We have audited the accompanying consolidated statement of assets, liabilities, and trust corpus of Marine Petroleum Trust (the “Trust”) as of June 30, 2010, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the two-year period ended June 30, 2010. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Marine Petroleum Trust as of June 30, 2010 and its distributable income and changes in trust corpus for each of the years in the two-year period ended June 30, 2010 in conformity with the modified cash basis of accounting described in Note 2.
/s/ KPMG LLP
Dallas, Texas
September 24, 2010

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of June 30, 2011 and 2010

	June 30,	June 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,345,960	$1,143,454
Federal income taxes refundable	14,425	14,425
Producing oil and gas properties	7	7

Total assets	$1,360,392	$1,157,886

Liabilities and Trust Corpus

Current liabilities:
Federal income taxes payable	—	—

Total current liabilities	$—	$—

Trust Corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	1,360,392	1,157,886

	$1,360,392	$1,157,886

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For The Fiscal Years Ended June 30,

	2011	2010	2009
Income:
Oil and natural gas royalties	$2,852,407	$2,108,603	$2,748,699
Oil and natural gas royalties from affiliate	$591,119	$835,401	$1,419,539
Interest income	—	11	12,189

Total income	$3,443,526	2,944,015	4,180,427

Expenses:
General and administrative	255,750	303,454	380,400

Distributable income before Federal income taxes	3,187,776	2,640,561	3,800,027
Federal income taxes of subsidiary	—	—	(18,725)

Distributable income	$3,187,776	$2,640,561	$3,818,752

Distributable income per unit	$1.59	$1.32	$1.91

Distributions per unit	$1.49	$1.27	$2.22

Units outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For The Fiscal Years Ended June 30,

	2011	2010	2009
Trust corpus, beginning of year	$1,157,886	$1,053,282	$1,670,467
Distributable income	3,187,776	2,640,561	3,818,752
Distributions to unitholders	2,985,270	2,535,957	4,435,937

Trust corpus, end of year	$1,360,392	$1,157,886	$1,053,282

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
     The unitholders assigned their contract rights offshore of Louisiana to Marine Petroleum Corporation, a wholly-owned subsidiary of the Trust, (“MPC,” and collectively with the Trust, “Marine”) reserving a 98% net profits interest to themselves. The net profits interest contract was transferred to the Trust along with the other properties. The Trust is authorized to pay expenses of MPC should it be necessary.
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
     Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained by examination. In accordance with the Trust’s basis of accounting discussed in Note 1, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2011, the Trust’s tax years 2007 to 2010 remain subject to examination.

     The Federal income taxes refundable which arose during the prior year are as a result of payments previously made in excess of the estimated taxes payable.
     MPC recognizes interest and penalties related to unrecognized tax benefits in income tax expense.
(e) Credit Risk Concentration and Cash Equivalents
     Financial instruments which potentially subject Marine to concentrations of credit risk are primarily investments in cash equivalents, U.S. Treasury and agency bonds. The Trust and MPC place their cash investments with financial institutions or companies that the Trustee considers credit worthy and limit the amount of credit exposure from any one financial institution.
     Marine had cash equivalents of $1,345,960 and $1,143,454 at June 30, 2011 and 2010, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds, and money market mutual funds.
(f) Use of Estimates
     The preparation of financial statements in conformity with the modified cash basis method of accounting requires the Trustee to make various estimates and assumptions that affect the reported amount of liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results may differ from such estimates.
(g) Distributable Income per Unit
     Distributable income per unit is determined by dividing distributable income by the number of units of beneficial interest outstanding during the period. (
h) Significant Royalty Sources
     Royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2011	2010	2009
Chevron USA, Inc.	57%	60%	57%
Walter Oil & Gas Corporation	11%	8%	3%
Century Exploration Company	8%	8%	4%
Anglo Suisse Offshore Partners LLP	5%	8%	10%
Apache Corporation	4%	2%	6%
Energy XXI GOM LLC	2%	2%	4%
McMoran Oil & Gas LLC	2%	2%	3%
W&T Offshore Inc.	2%	1%	3%
Devon Energy Production Company LP	—	3%	1%
SPN Resources LLC	—	2%	3%
Others	9%	4%	6%

	100%	100%	100%
(2) Basis of Accounting
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
     This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
(3) Investment in Affiliate — Tidelands Royalty Trust “B”
     At June 30, 2011 and 2010, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a quoted market value of $3,727,496 and $8,323,534 at June 30, 2011 and 2010, respectively, based on the closing price of Tideland’s units on the OTC BB on such dates.
     Administrative expenses are shared by MPC and Tidelands Royalty Trust “B” Corporation, a wholly-owned subsidiary of Tidelands, in the ratio of each of MPC’s and Tidelands Royalty Trust “B” Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities.
     The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2011	June 30, 2010
Assets

Current assets:
Cash and cash equivalents	$1,028,157	$1,397,895
Oil, natural gas and other mineral properties	2	2
Federal taxes refundable	12,734	12,734

Total assets	$1,040,893	$1,410,631

Liabilities and Trust Corpus

Current liabilities:
Income distributable to unitholders	$276,628	$610,206

Total current liabilities	$276,628	$610,206

Trust Corpus — authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	$764,265	$800,425

	$1,040,893	$1,410,631

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2011	2010	2009
Income	$1,678,547	$2,535,392	$4,363,355
Expenses	236,670	240,629	329,693

Distributable income before Federal income taxes	1,441,877	2,294,763	4,033,662
Federal income taxes of Tidelands’ subsidiary	—	7,000	32,570

Distributable income	$1,441,877	$2,287,763	$4,001,092

          Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
(4) Summary of Quarterly Financial Data (Unaudited)
          The following quarterly financial information for fiscal years 2011 and 2010 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Oil and			Distributable
	Gas		Distributable	Income
	Royalties	Expenses	Income	Per Unit
Quarter ended:
September 30, 2009	$448,556	$68,241	$629,184	$0.31
December 31, 2009	476,875	86,346	575,754	0.29
March 31, 2010	604,202	60,628	742,685	0.37
June 30, 2010	578,970	88,239	692,938	0.35

	$2,108,603	$303,454	$2,640,561	$1.32

Quarter ended:
September 30, 2010	$613,466	$46,111	$766,584	$0.38
December 31, 2010	630,929	55,657	699,527	0.35
March 31, 2011	736,242	102,082	799,856	0.40
June 30, 2011	871,770	51,900	921,809	0.46

	$2,852,407	$255,750	3,187,776	$1.59

(5) Supplemental Information Relating to Oil and Gas Reserves (Unaudited)
     Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2011	2010	2009
Marine:
Oil (bbls)	24,207	21,168	16,885

Gas (mcf)	145,719	129,349	114,730

Tidelands:
Oil (bbls)	2,596	2,628	1,278

Gas (mcf)	73,176	124,854	167,224

(6) Texas Margin Tax
     Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to a state income tax in Texas. However, in May 2006, the State of Texas enacted legislation, as amended, to implement a new franchise tax. Under the new legislation, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) is imposed on each taxable entity’s taxable margin. Taxable margin is generally defined as revenues less certain costs, as provided under the statute. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the Texas franchise tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.
     Under the Texas franchise tax statute, “passive entities,” including trusts, that meet the following requirements, are exempt from the Texas franchise tax: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for Texas franchise tax purposes. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will be a passive entity that is not subject to the franchise tax.
     If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code would generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. The Trust anticipates that it will be a passive entity in the tax year ending in 2011.
     Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST (Registrant)

	By:	U.S. Trust, Bank of America Private Wealth Management in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: September 16, 2011	By:	/s/ Ron E. Hooper Ron E. Hooper
Senior Vice President
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

U.S. Trust, Bank of America Private Wealth Management, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 16, 2011	By:	/s/ Ron E. Hooper Ron E. Hooper
Senior Vice President
(The registrant has no directors or executive officers.)