Form 10-Q
period 2011-09-30
MARINE PETROLEUM TRUST
filed 2011-11-10
CIK 62362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐    No ☑
     Indicate number of units of beneficial interest outstanding as of the latest practicable date: As of November 9, 2011, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
As of September 30, 2011 and June 30, 2011
ASSETS

	September 30,	June 30,
	2011	2011
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,362,778	$1,345,960
Federal income taxes refundable	14,425	14,425
Producing oil and gas properties	7	7

Total assets	$1,377,210	$1,360,392

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income taxes payable	$—	$—

Total current liabilities	$—	$—

Trust corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	$1,377,210	$1,360,392

	$1,377,210	$1,360,392

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
Income:
Oil and gas royalties	$1,043,177	$613,466
Oil and gas royalties from affiliate	90,384	199,229
Interest income	—	—

Total income	$1,133,561	$812,695

Expenses:
General and administrative	$36,657	$46,111

Distributable income before Federal income taxes	1,096,904	766,584
Federal income taxes of subsidiary	—	—

Distributable income	$1,096,904	$766,584

Distributable income per unit	$0.55	$0.38

Distributions per unit	$0.54	$0.37

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
Trust corpus, beginning of period	$1,360,392	$1,157,886
Distributable income	1,096,904	766,584
Distributions to unitholders	(1,080,086)	(749,620)

Trust corpus, end of period	$1,377,210	$1,174,850

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)
Note 1. Accounting Policies
          The financial statements include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.
Note 2. Basis of Accounting
          The financial statements of Marine are prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Under the modified cash basis method:
•	Royalty income is recognized in the month when received by Marine.

•	Marine’s expenses (including accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

•	Distributions to unitholders are recognized when declared by the trustee of the Trust.
          The financial statements of Marine differ from financial statements prepared in conformity with GAAP because of the following:
•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for contingencies that would not be recorded under GAAP.
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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”
          At September 30, 2011 and 2010, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.
          The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:
TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three	Three
	Months	Months
	Ended	Ended
	September 30,	September 30,
	2011	2010
Income	$360,559	$413,669

Expenses	37,275	65,017

Distributable income before Federal income taxes	323,284	348,652
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable income	$323,284	$348,652
          Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2011, the latest period for which such information is publicly available in Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2011. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

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
Liquidity and Capital Resources
          Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. The Trust’s only obligation is to distribute to unitholders the distributable income that is actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects royalties monthly, pays administration expenses and disburses all net royalties that are collected to its unitholders each quarter.
          The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a franchise or “margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for further information. MPC is a taxable entity and pays state and U.S. Federal taxes on its income if such taxes are owed. However, MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.
The Leases
          Marine relies on public records for information regarding drilling and work over operations. The public records available up to the date of this report indicate that there were six new well completions made during the three months ended September 30, 2011 on leases in which Marine has an interest. Public records also indicate that there were six wells in the process of being drilled or recompleted in a different zone and that operators have designated two additional locations for work, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled or recompleted, and if they are drilled or recompleted, that they will be successful.
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
Critical Accounting Policies and Estimates
          In accordance with the U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Marine uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Marine (including accounting, legal, and other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Marine also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under accounting principles generally accepted in the United States of America (“GAAP”).
          Marine did not have any changes in critical accounting policies or in significant accounting estimates during the three months ended September 30, 2011. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for a detailed discussion of critical accounting policies.
General
          Marine’s royalty income is derived from the oil and natural gas production activities of unrelated parties. Marine’s royalty income fluctuates from period to period based upon factors beyond Marine’s control, including, without limitation, the number of productive wells drilled and maintained on leases that are subject to Marine’s interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold.
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
          The volume of oil and natural gas produced and its selling price are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled and the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Marine has no input with the operators regarding future drilling or re-working operations that could impact the oil and natural gas production on the leases on which Marine has an overriding royalty interest.
Summary of Operating Results
          During the three months ended September 30, 2011, Marine realized 83% of its royalty income from the sale of oil and 17% from the sale of natural gas, excluding its interest in Tidelands. During the three months ended September 30, 2010, Marine realized 72% of its royalty income from the sale of oil and 28% from the sale of natural gas, excluding its interest in Tidelands. Royalty income consists of oil and natural gas royalties received from producers. During the three months ended September 30, 2011, Marine’s interest in Tidelands accounted for 8% of its total income. During the three months ended September 30, 2010, Marine’s interest in Tidelands accounted for 25% of its total income.
          Distributable income per unit for the three months ended September 30, 2011 increased to $0.55 as compared to $0.38 for the comparable period in 2010. Distributions to unitholders amounted to $0.54 per unit for the three months ended September 30, 2011, an increase from distributions of $0.37 per unit for the comparable period in 2010. During the three months ended September 30, 2011, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.
          For the three months ended September 30, 2011, excluding the Trust’s interest in Tidelands, oil production increased by 1,696 barrels (bbls) and natural gas production decreased by 1,654 thousand cubic feet (mcf) from the levels realized in the comparable period in 2010. For the three months ended September 30, 2011, excluding the Trust’s interest in Tidelands, the average price realized per barrel of oil increased $39.74 from the price realized in the comparable period in 2010 and the average price realized per mcf of natural gas increased $0.42 from the price realized in the comparable period in 2010.
          The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
		Natural	Distributable	Distributions
Quarter Ended	Oil (bbls)	Gas (mcf)	Income Per Unit	Per Unit
June 30, 2010	5,031	30,357	$0.35	$0.38
September 30, 2010	5,592	34,536	$0.38	$0.37
December 31, 2010	5,783	35,475	$0.35	$0.34
March 31, 2011	6,300	38,404	$0.40	$0.36
June 30, 2011	6,532	37,304	$0.35	$0.41
September 30, 2011	7,288	32,882	$0.55	$0.54

(1)	Excludes the Trust’s interest in Tidelands.
Results of Operations—Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
          Income from oil and natural gas royalties increased $429,711 to $1,043,177 during the three months ended September 30, 2011 from $613,466 realized in the comparable three months in 2010.
          Distributable income increased to $1,096,904 for the three months ended September 30, 2011 from $766,584 realized for the comparable three months in 2010. Marine believes that the primary reason royalties increased for the three months ended September 30, 2011 was the 50% increase in the average price of oil received, and the 9% increase in the average price of natural gas received. In addition, for the three months ended September 30, 2011, oil production increased 30%, which was partially offset by a 5% decrease in natural gas production.

          Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2011 increased to $867,352 from $443,252 realized for the comparable three months in 2010.
          Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2011 increased to $175,825 from $170,214 for the comparable three months in 2010.
          Income from the Trust’s interest in Tidelands decreased approximately 55% for the three months ended September 30, 2011 as compared to the comparable three months of 2010.
          The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2011, and those realized in the comparable three months in 2010, excluding the Trust’s interest in Tidelands.

	Three Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)	% Change
Oil
Bbls sold	7,288	5,592	30%
Average price	$119.01	$79.27	50%

Natural gas
Mcf sold	32,882	34,536	(5%)
Average price	$5.35	$4.93	9%
          General and administrative expenses decreased to $36,657 in the three months ended September 30, 2011 from $46,111 in the prior year period, primarily due to decreased professional fees and expenses.
Forward-Looking Statements
          The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Marine did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Marine’s market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the fiscal year ended June 30, 2011.
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
          U.S. Trust, Bank of America Private Wealth Management, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. Marine’s disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2011.
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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee
November 10, 2011	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President