Form 10-Q
period 2011-12-31
MARINE PETROLEUM TRUST
filed 2012-02-09
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                      ..

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of February 7, 2012, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2011 and June 30, 2011

ASSETS

	December 31, 2011 (Unaudited)	June 30, 2011 (Audited)
Current assets:
Cash and cash equivalents	$1,292,759	$1,345,960
Federal income taxes refundable	14,425	14,425
Producing oil and gas properties	7	7

Total assets	$1,307,191	$1,360,392

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income taxes payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	$1,307,191	$1,360,392

	$1,307,191	$1,360,392

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2011 and 2010

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Income:
Oil and gas royalties	$962,456	$630,929	$2,005,633	$1,244,395
Oil and gas royalties from affiliate	122,722	124,255	213,106	323,484
Interest income	—	—	—	—

Total income	1,085,178	755,184	2,218,739	1,567,879

Expenses:
General and administrative	109,214	55,657	145,871	101,768

Distributable income before Federal income taxes	975,964	699,527	2,072,868	1,466,111
Federal income taxes of subsidiary	2,800	—	2,800	—

Distributable income	$973,164	$699,527	$2,070,068	$1,466,111

Distributable income per unit	$0.49	$0.35	$1.04	$0.73

Distributions per unit	$0.52	$0.34	$1.06	$0.72

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2011 and 2010

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Trust corpus, beginning of period	$1,360,392	$1,157,886
Distributable income	2,070,068	1,466,111
Distributions to unitholders	(2,123,269)	(1,438,220)

Trust corpus, end of period	$1,307,191	$1,185,777

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

Note 1. Accounting Policies

The financial statements in this Quarterly Report on Form 10-Q include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012.

Note 2. Basis of Accounting

The financial statements of Marine are prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Under the modified cash basis method:

•	Royalty income is recognized in the month when received by Marine.

•

Marine’s expenses (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At December 31, 2011 and 2010, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2011	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010
Income	$360,559	$576,524	$1,566,717

Expenses	37,275	31,950	96,967

Distributable income before Federal income taxes	323,284	544,574	1,469,750
Federal income taxes of Tidelands’ subsidiary	—	—	1,200

Distributable income	$323,284	$544,574	$1,468,550

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Tidelands has not yet filed its financial statements for the fiscal year ended December 31, 2011 with the SEC. Therefore, the condensed consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2011 from Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2011, the latest period for which such information is publicly available. Reference should be made to Tidelands’ public filings for current information concerning Tidelands, its financial position and its results of operations.

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

The Trust’s wholly-owned subsidiary, MPC, holds title to interests in properties that are situated offshore of Louisiana because at the time the Trust was created, trusts could not hold these interests under Louisiana law. MPC is prohibited from engaging in a trade or business and only takes those actions that are necessary for the administration and liquidation of its properties.

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

U.S. Trust, Bank of America Private Wealth Management

P.O. Box 830650

Dallas, Texas 75283-0650

Telephone number: (800) 985-0794

Each unitholder should consult his or her own tax advisor for compliance matters concerning U.S. Federal income taxes.

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

The Leases

Marine relies on public records for information regarding drilling and work over operations. The public records available up to the date of this report indicate that there were eight new well completions made during the six months ended December 31, 2011 on leases in which Marine has an interest. Public records also indicate that there were two wells in the process of being drilled or recompleted on other leases in which Marine has an interest and that operators have designated two additional locations for work, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled or recompleted, and if they are drilled or recompleted, that they will be successful.

Marine holds an overriding royalty interest that is equal to three-fourths of 1% of the working interest and is calculated on the value at the well of any oil, natural gas, or other minerals produced and sold from 55 leases covering 199,868 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that Chevron may acquire. Two leases, consisting of an aggregate of 3,748 gross acres, have terminated. There were no wells drilled on these leases in the royalty area and there was no production from these leases in the royalty area. The Trust also owns a 32.6% interest in Tidelands. Tidelands has an overriding royalty interest in five leases covering 22,948 gross acres located in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.

Critical Accounting Policies and Estimates

In accordance with the U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Marine uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Marine (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an accrual basis. Marine also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under accounting principles generally accepted in the United States of America (“GAAP”).

Marine did not have any changes in critical accounting policies or in significant accounting policies during the six months ended December 31, 2011. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for a detailed discussion of its critical accounting policies.

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

The volume of oil and natural gas produced and their selling prices are primary factors in the calculation of overriding royalty payments. Production is affected by the declining capability of the producing wells, the number of new wells drilled and the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Marine has no input with the operators regarding future drilling or re-working operations that could impact the oil and natural gas production on the leases on which Marine has an overriding royalty interest.

Summary of Operating Results

During the six months ended December 31, 2011, Marine realized 81% of its royalty income from the sale of oil and 19% from the sale of natural gas, excluding its interest in Tidelands. During the six months ended December 31, 2010, Marine realized 72% of its royalty income from the sale of oil and 28% from the sale of natural gas, excluding its interest in Tidelands. Royalty income consists of oil and natural gas royalties received from producers. During the six months ended December 31, 2011, Marine’s interest in Tidelands accounted for 10% of its total income. During the six months ended December 31, 2010, Marine’s interest in Tidelands accounted for 21% of its total income.

Distributable income per unit for the six months ended December 31, 2011 increased to $1.04 as compared to $0.73 for the comparable period in 2010. Distributions to unitholders amounted to $1.06 per unit for the six months ended December 31, 2011, an increase from distributions of $0.72 per unit for the comparable period in 2010. During the six months ended December 31, 2011, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the six months ended December 31, 2011, excluding the Trust’s interest in Tidelands, oil production increased by 2,833 barrels (bbls) and natural gas production increased by 1,569 thousand cubic feet (mcf) from the levels realized in the comparable period in 2010. For the six months ended December 31, 2011, excluding the Trust’s interest in Tidelands, the average realized price per barrel of oil increased $35.97 from the price realized in the comparable period in 2010 and the average realized price per mcf of natural gas increased $0.27 from the price realized in the comparable period in 2010.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2010	5,592	34,536	$0.38	$0.37
December 31, 2010	5,783	35,475	$0.35	$0.34
March 31, 2011	6,300	38,404	$0.40	$0.36
June 30, 2011	6,532	37,304	$0.35	$0.41
September 30, 2011	7,288	32,882	$0.55	$0.54
December 31, 2011	6,920	38,698	$0.49	$0.52

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Income from oil and natural gas royalties increased $331,527 to $962,456 during the three months ended December 31, 2011 from $630,929 realized in the comparable three months in 2010.

Distributable income increased to $973,164 for the three months ended December 31, 2011 from $699,527 realized for the comparable three months in 2010. Marine believes that royalties increased for the three months ended December 31, 2011 primarily due to the 41% increase in the average realized price of oil, and the 3% increase in the average realized price of natural gas in the comparable three months in 2010. In addition, for the three months ended December 31, 2011, oil production increased 20% and natural gas production increased 9% from the comparable three months in 2010.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2011 increased to $761,598 from $451,785 realized for the comparable three months in 2010.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2011 increased to $200,858 from $179,144 for the comparable three months in 2010.

Income from the Trust’s interest in Tidelands for the three months ended December 31, 2011 decreased to $122,722 from $124,255 for the comparable three months in 2010.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2011, and those realized in the comparable three months in 2010, excluding the Trust’s interest in Tidelands.

	Three Months Ended December 31,
	2011 (Unaudited)	2010 (Unaudited)	% Change
Oil
Bbls sold	6,920	5,783	20%
Average price	$110.06	$78.12	41%

Natural gas
Mcf sold	38,698	35,475	9%
Average price	$5.19	$5.05	3%

General and administrative expenses increased to $109,214 in the three months ended December 31, 2011 from $55,657 in the comparable period of 2010, primarily due to increased professional fees and expenses.

Results of Operations—Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

Income from oil and natural gas royalties increased $761,238 to $2,005,633 during the six months ended December 31, 2011 from $1,244,395 realized in the comparable six months in 2010.

Distributable income increased to $2,070,068 for the six months ended December 31, 2011 from $1,466,111 realized for the comparable six months in 2010. Marine believes that royalties increased for the six months ended December 31, 2011 primarily due to the 46% increase in the average realized price of oil, and the 5% increase in the average realized price of natural gas in the comparable six months of 2010. In addition, for the six months ended December 31, 2011, oil production increased 25% and natural gas production increased 2% from the comparable six months in 2010.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2011 increased to $1,628,950 from $895,037 realized for the comparable six months in 2010.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2011 increased to $376,683 from $349,358 for the comparable six months in 2010.

Income from the Trust’s interest in Tidelands for the six months ended December 31, 2011 decreased to $213,106 from $323,484 for the comparable six months in 2010.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2011, and those realized in the comparable six months in 2010, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2011 (Unaudited)	2010 (Unaudited)	% Change
Oil
Bbls sold	14,208	11,375	25%
Average price	$114.65	$78.68	46%

Natural gas
Mcf sold	71,580	70,011	2%
Average price	$5.26	$4.99	5%

General and administrative expenses increased to $145,871 in the six months ended December 31, 2011 from $101,768 in the comparable period of 2010, primarily due to increased professional fees and expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended. Words such as “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words are used to identify forward-looking statements in this report. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.

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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee

February 9, 2012	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President