Form 10-Q
period 2012-03-31
MARINE PETROLEUM TRUST
filed 2012-05-10
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 7, 2012, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2012 and June 30, 2011

ASSETS

	March 31, 2012 (Unaudited)	June 30, 2011 (Audited)
Current assets:
Cash and cash equivalents	$1,261,285	$1,345,960
Federal income taxes refundable	14,425	14,425
Producing oil and natural gas properties	7	7

Total assets	$1,275,717	$1,360,392

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income taxes payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	$1,275,717	$1,360,392

	$1,275,717	$1,360,392

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Income:
Oil and natural gas royalties	$968,000	$736,242	$2,973,633	$1,980,637
Oil and natural gas royalties from affiliate	91,551	165,696	304,657	489,180
Interest income	13	—	13	—

Total income	1,059,564	901,938	3,278,303	2,469,817
Expenses:
General and administrative	86,359	102,082	232,228	203,850

Distributable income before Federal income taxes	973,205	799,856	3,046,075	2,265,967
Federal income taxes of subsidiary	—	—	2,800	—

Distributable income	$973,205	$799,856	$3,043,275	$2,265,967

Distributable income per unit	$0.49	$0.40	$1.52	$1.13

Distributions per unit	$0.50	$0.36	$1.56	$1.08

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2012 and 2011

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Trust corpus, beginning of period	$1,360,392	$1,157,886
Distributable income	3,043,275	2,265,967
Distributions to unitholders	(3,127,950)	(2,155,616)

Trust corpus, end of period	$1,275,717	$1,268,237

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

•

Marine’s expenses (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary.

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

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated account balances of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC, which are retained by and delivered to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate publicly traded royalty trust, (iv) dividends paid by MPC, less (v) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities.

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2012 and 2011, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Nine Months Ended March 31, 2012	Nine Months Ended March 31, 2011
Income	$845,743	$1,406,506

Expenses	124,026	162,632

Distributable income before Federal income taxes	721,717	1,243,874
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable income	$721,717	$1,243,874

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial condition and results of operations.

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

Marine’s rights are generally referred to as overriding royalty interests in the oil and natural gas industry. An overriding royalty interest is created by an assignment by the owner of a working interest in an oil or natural gas lease. The royalty rights associated with an overriding royalty interest terminate when the underlying lease terminates. All production and marketing functions are conducted by the working interest owners of the leases. Income from overriding royalties is paid to Marine either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.

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

U.S. Trust, Bank of America Private Wealth Management

P.O. Box 830650

Dallas, Texas 75283-0650

Telephone number: (800) 985-0794

Each unitholder should consult its own tax advisor for compliance matters concerning U.S. Federal income taxes.

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

The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. Federal tax purposes generally flow through to each individual unitholder. In May 2006, the State of Texas passed legislation to implement a franchise or “margin” tax. The Trust does not believe that it is subject to the franchise tax because at least 90% of its income comes from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for further information. MPC is a taxable entity and pays state and U.S. Federal taxes on its income if such taxes are owed as well as state franchise taxes. However, MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.

The Leases

Marine relies on public records for information regarding drilling and work over operations. The public records available up to the date of this report indicate that there were seven new well completions made during the nine months ended March 31, 2012 on leases in which Marine has an interest. Public records also indicate that there were three wells in the process of being drilled or recompleted on other leases in which Marine has an interest and that operators have designated one additional location for work, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled or recompleted, and if they are drilled or recompleted, that they will be successful.

Marine holds an overriding royalty interest that is equal to three-fourths of 1% of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 55 leases covering 199,868 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that Chevron may acquire. Two leases, which consisted of an aggregate of 3,748 gross acres, terminated in the second half of 2011. There were no wells drilled on these leases in the royalty area and there was no production from these leases in the royalty area. The Trust also owns a 32.6% interest in Tidelands. Tidelands has an overriding royalty interest in five leases covering 22,948 gross acres located in the Gulf of Mexico. As of May 1, 2012, four of these five leases contained active wells. As a result of this ownership, the Trust receives periodic distributions from Tidelands.

Critical Accounting Policies and Estimates

In accordance with the U.S. Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Marine uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Marine (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Marine also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under accounting principles generally accepted in the United States of America (“GAAP”).

Marine did not have any changes in critical accounting policies or in significant accounting policies during the nine months ended March 31, 2012. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 for a detailed discussion of its critical accounting policies.

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

The volume of oil and natural gas produced and their selling prices are primary factors in the calculation of overriding royalty payments. Production is affected by the natural production declines of the producing wells, the number of new wells drilled and the number of existing wells re-worked and placed back in production. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Marine has no input with the operators regarding future drilling or re-working operations that could impact the oil and natural gas production on the leases on which Marine has an overriding royalty interest.

Summary of Operating Results

During the nine months ended March 31, 2012, Marine realized 80% of its royalty income from the sale of oil and 20% from the sale of natural gas, excluding its interest in Tidelands. During the nine months ended March 31, 2011, Marine realized 73% of its royalty income from the sale of oil and 27% from the sale of natural gas, excluding its interest in Tidelands. Royalty income consists of oil and natural gas royalties received from producers. During the nine months ended March 31, 2012, Marine’s interest in Tidelands accounted for 9% of its total income. During the nine months ended March 31, 2011, Marine’s interest in Tidelands accounted for 20% of its total income.

Distributable income per unit for the nine months ended March 31, 2012 increased to $1.52 as compared to $1.13 for the comparable period in 2011. Distributions to unitholders amounted to $1.56 per unit for the nine months ended March 31, 2012, an increase from distributions of $1.08 per unit for the comparable period in 2011. During the nine months ended March 31, 2012, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the nine months ended March 31, 2012, excluding the Trust’s interest in Tidelands, oil production increased by 3,659 barrels (bbls) and natural gas production increased by 1,841 thousand cubic feet (mcf) from the levels realized for the comparable period in 2011. For the nine months ended March 31, 2012, excluding the Trust’s interest in Tidelands, the average realized price per bbl of oil increased $31.90 to $113.80 per bbl from the price realized for the comparable period in 2011 and the average realized price per mcf of natural gas increased $0.03 to $4.95 from the price realized for the comparable period in 2011.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
December 31, 2010	5,783	35,475	$0.35	$0.34
March 31, 2011	6,300	38,404	$0.40	$0.36
June 30, 2011	6,532	37,304	$0.35	$0.41
September 30, 2011	7,288	32,882	$0.55	$0.54
December 31, 2011	6,920	38,698	$0.49	$0.52
March 31, 2012	7,126	38,676	$0.49	$0.50

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Income from oil and natural gas royalties increased $231,758 to $968,000 during the three months ended March 31, 2012 from $736,242 realized for the comparable three months in 2011. Marine believes that royalties increased for the three months ended March 31, 2012 primarily due to the 28% increase in the average realized price of oil, which was partially offset by the 9% decrease in the average realized price of natural gas in the comparable three months in 2011. In addition, for the three months ended March 31, 2012, oil production increased 13% and natural gas production increased 1% from the comparable three months in 2011.

Distributable income increased to $973,205 for the three months ended March 31, 2012 from $799,856 realized for the comparable three months in 2011.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2012 increased to $798,948 from $552,490 realized for the comparable three months in 2011. The volume of oil sold in the three months ended March 31, 2012 increased by 826 bbls, while the average price realized for a bbl of oil increased $24.42 to $112.12 for the three months ended March 31, 2012 from $87.70 realized in the comparable period in 2011.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2012 decreased to $169,052 from $183,752 for the comparable three months in 2011. The volume of natural gas sold in the three months ended March 31, 2012 increased by 272 mcf, while the average price realized for an mcf of natural gas decreased $0.41 to $4.37 for the three months ended March 31, 2012 from $4.78 realized in the comparable period in 2011.

Income from the Trust’s interest in Tidelands for the three months ended March 31, 2012 decreased to $91,551 from $165,696 for the comparable three months in 2011.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2012, and those realized for the comparable three months in 2011, excluding the Trust’s interest in Tidelands.

	Three Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)	% Change
Oil
Bbls sold	7,126	6,300	13%
Average price	$112.12	$87.70	28%

Natural gas
Mcf sold	38,676	38,404	1%
Average price	$4.37	$4.78	(9)%

General and administrative expenses decreased to $86,359 in the three months ended March 31, 2012 from $102,082 in the comparable period of 2011, primarily due to decreased professional fees and expenses.

Results of Operations—Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

Income from oil and natural gas royalties increased $992,996 to $2,973,633 during the nine months ended March 31, 2012 from $1,980,637 realized for the comparable nine months in 2011. Marine believes that royalties increased for the nine months ended March 31, 2012 primarily due to the 39% increase in the average realized price of oil compared to the comparable nine months of 2011. In addition, for the nine months ended March 31, 2012, oil production increased 21% from the comparable nine months in 2011.

Distributable income increased to $3,043,275 for the nine months ended March 31, 2012 from $2,265,967 realized for the comparable nine months in 2011.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2012 increased to $2,427,898 from $1,447,527 realized for the comparable nine months in 2011. The volume of oil sold in the nine months ended March 31, 2012 increased by 3,659 bbls, while the average price realized per bbl of oil increased $31.90 to $113.80 for the nine months ended March 31, 2012 from $81.90 realized in the comparable period in 2011.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2012 increased to $545,735 from $533,110 realized for the comparable nine months in 2011. The volume of natural gas sold for the nine months ended March 31, 2012 increased by 1,841 mcf, while the average price realized for an mcf of natural gas increased $0.03 to $4.95 for the nine months ended March 31, 2012 from $4.92 realized in the comparable period in 2011.

Income from the Trust’s interest in Tidelands for the nine months ended March 31, 2012 decreased to $304,657 from $489,180 for the comparable nine months in 2011.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2012, and those realized for the comparable nine months in 2011, excluding the Trust’s interest in Tidelands.

	Nine Months Ended March 31,
	2012 (Unaudited)	2011 (Unaudited)	% Change
Oil
Bbls sold	21,334	17,675	21%
Average price	$113.80	$81.90	39%

Natural gas
Mcf sold	110,256	108,415	2%
Average price	$4.95	$4.92	1%

General and administrative expenses increased to $232,228 in the nine months ended March 31, 2012 from $203,850 in the comparable period of 2011, primarily due to increased professional fees and expenses.

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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee

May 10, 2012	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President