Form 10-K
period 2012-06-30
MARINE PETROLEUM TRUST
filed 2012-09-24
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Units of Beneficial Interest

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $44.9 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of September 19, 2012 was 2,000,000.

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

The indenture pursuant to which the Trust was created (as amended, the “Indenture”) provides that the corporate trustee is to distribute all cash in the Trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of February, May, August and November. Payments are to be made on the 28th day of September, December, March and June of each fiscal year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the next succeeding business day. U.S. Trust, Bank of America Private Wealth Management serves as corporate trustee (the “Trustee”) for the Trust. The Indenture prohibits the operation of any kind of trade or business by the Trust.

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

Marine also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate Texas trust, which owns interests in four leases covering 17,188 gross acres. The term of the Tidelands royalty trust will expire in 2021, unless extended by the affirmative vote of the holders of a majority of the outstanding units of beneficial interest. Tidelands’ indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Pursuant to the Indenture, such distributions are to be made within 15 days of the record date. Distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by its subsidiary that are retained by and delivered to Tidelands on a quarterly basis, less (iii) administrative expenses of Tidelands. Marine recommends that you read Tidelands’ public filings for a description of its risks, business, properties and financial condition and results of operations.

As of the date of filing of this Annual Report on Form 10-K, the leases subject to Marine’s interests cover 217,056 gross acres (including Tidelands’ interest in 17,188 gross acres). These leases will remain in force until the leases terminate or expire pursuant to their respective terms. Leases may be voluntarily released by the working interest owner after all oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover sufficient reserves to make development economically worthwhile. In addition, the U.S. Federal government may force termination of a lease if the working interest owner fails to fully develop a lease once it is acquired.

For the fiscal year ended June 30, 2012, approximately 82% of Marine’s royalty revenues were attributable to the sale of oil and approximately 18% were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2012	2011	2010
Chevron USA, Inc.	67%	57%	60%
Walter Oil & Gas Corporation	7%	11%	8%
Century Exploration Company	7%	8%	8%
Anglo Suisse Offshore Partners LLP	5%	5%	8%
Apache Corporation	5%	4%	2%
Energy XXI GOM LLC	1%	2%	2%
McMoran Oil & Gas LLC	1%	2%	2%
W&T Offshore Inc.	—	2%	1%
Devon Energy Production Company LP	—	—	3%
SPN Resources LLC	—	—	2%
Others	7%	9%	4%

	100%	100%	100%

In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 9%, 17%, and 28% of Marine’s revenue for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Tidelands has reported that royalty revenues from Devon Energy Production Company LP, Black Elk Energy Offshore Operations, LLC, Apache Corporation, W&T Offshore Inc. and JX Nippon Oil & Gas Exploration Corp. (NOEX) accounted for more than 95% of Tidelands’ royalty revenue for each of the years ended December 31, 2011, 2010 and 2009.

Marine derives no revenues from foreign sources and has no export sales.

Trust Functions. The Trust is administered by officers and employees of its Trustee. The Trust has no employees. See “Item 10. Directors, Executive Officers and Corporate Governance.”

All aspects of Marine’s operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Marine, which are conducted by oil and natural gas companies that lease tracts subject to Marine’s interests. American Stock Transfer and Trust Company, LLC is the transfer agent for Marine and is responsible for reviewing, processing and paying distributions.

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

Each unitholder should consult its own tax advisor for tax reporting matters.

ITEM 1A.	RISK FACTORS

Although various risk factors and specific cautionary statements are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks associated with an investment in units of the Trust.

Marine is unable to acquire royalty interests in any more leases.

Marine’s overriding royalty interests apply only to existing leases and do not apply to new leases that Chevron or its assignees may acquire. Therefore, Chevron and its assignees are no longer obligated to assign any interest to Marine out of any lease that they acquire. In addition, Marine is not permitted to carry on any business, including making investments in additional oil and natural gas interests. Marine will continue to receive payments on its existing leases, so long as the leases exist and are active. Once the leases terminate or expire, any overriding royalties payable to Marine will terminate and Marine cannot acquire any additional or replacement royalty interests.

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

Marine’s quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. A significant downward movement in the prices for oil and natural gas could have a material adverse effect on Marine’s distributable income, which could decrease the distributions to unitholders and the market price for the units. Historically, prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Marine’s control. These factors include, but are not limited to:

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

Moreover, government regulations, such as the regulation of natural gas transportation and price controls, can affect oil and natural gas prices in the long term.

Lower prices may reduce the amount of oil and natural gas that is economical to produce and reduce distributable income available to Marine and its unitholders. The volatility of energy prices reduces the predictability of future cash distributions to unitholders. Substantially all of the oil, natural gas and natural gas liquids produced from the leases are being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

The market price for the units may not reflect the value of the royalty interests held by Marine.

The public trading price for the units tends to be tied to recent and expected levels of cash distribution on the units. The amounts available for distribution by Marine vary in response to numerous factors outside of Marine’s control, including prevailing prices for oil and natural gas produced from properties on the leases. The market price of the units is not necessarily indicative of the value that Marine would realize if it sold its interest in the properties on the leases to a third party buyer and distributed the net proceeds to its unitholders. In addition, the market price of the units is not necessarily reflective of the fact that since the assets of Marine are depleting assets, a portion of each cash distribution paid on the units may be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder for the unit.

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

The occurrence of drilling, production or transportation accidents and other natural disasters on the properties underlying the leases can reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. For example, in September 2008, Hurricanes Gustav and Ike hit the Gulf Coast, which generally caused (i) a disruption of oil and natural gas production, (ii) damage to offshore production platforms and (iii) damage to onshore oil and natural gas pipeline facilities. Any of these occurrences could have a material adverse effect on our distributions or the market value of the units.

Failure to collect royalty payments from working interest owners could adversely affect Marine’s distributions to its unitholders.

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2012, three working interest owners accounted for 81% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

The owner of any properties underlying the leases may transfer any of the properties to another unrelated third party, which could reduce the amount of royalty payments that are received.

The working interest owners may at any time transfer all or part of property underlying a lease to another unrelated third party. Unitholders are not entitled to vote on any transfer, and Marine will not receive any proceeds from any such transfer. Following any transfer, the lease will continue to be subject to Marine’s royalty interest, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to Marine its royalty interest on the transferred portion of the lease, and the current owner of the underlying property would have no continuing obligation to Marine for that property. Any such transferee may not be as financially sound as the current working interest owner.

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

The Trustee, Marine and the Trust’s unitholders do not control the operation or development of the underlying properties of the leases and have little influence over operation or development.

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

Unitholders have limited voting rights.

Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Unlike corporations, which are generally governed by boards of directors that are annually elected by their equity holders, the Trust is administered by a corporate trustee in accordance with the Indenture and other organizational documents. The Trustee has limited discretion in its administration of the Trust.

The limited liability of the unitholders is uncertain.

The unitholders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust as a trust does not include the interposition of a limited liability entity between the entity and its owners, such as a corporation or limited partnership, which would provide further limited liability protection to unitholders. While the Trust is liable for any excess liabilities incurred if the Trustee fails to insure that such liabilities are to be satisfied only out of the Trust’s assets, under the laws of the State of Texas, which are unsettled on this point, a holder of units may be jointly and severally liable for any liability of the Trust if (i) the satisfaction of such liabilities was not contractually limited to the assets of the Trust and (ii) the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, unitholders may be exposed to personal liability.

Marine’s royalty interest can be sold and the Trust can be terminated.

The Trust may be terminated and the Trustee may sell Marine’s royalty interests if holders of 80% of the units of beneficial interest of the Trust approve the sale and vote to terminate the Trust. Following any such termination and liquidation, the net proceeds of any sale would be distributed to the unitholders and unitholders would receive no further distributions from the Trust. Any such sale may not be on terms acceptable to all unitholders.

The operators of the working interest owner are subject to extensive governmental regulation.

Oil and natural gas operations have been, and in the future will be, affected by Federal, state and local laws and regulations and other political developments, such as price or gathering rate controls, drilling regulations, and environmental protection regulations, including the regulation of hydraulic fracturing. Although Marine is unable to predict changes to existing laws and regulations, such changes could significantly impact Marine’s overriding royalty interests.

Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation.

Cash held by Marine that is reserved for the payment of accrued liabilities and estimated future expenses and distributions to unitholders is typically held in cash deposits, U.S. Treasury and agency bonds and money market accounts. Marine places such reserve cash with financial institutions that Marine considers credit worthy and limits the amount of credit exposure from any one financial institution. However, none of these accounts are insured by the Federal Deposit Insurance Corporation. In the event that any such financial institution becomes insolvent, Marine may be unable to recover any or all such cash from the insolvent financial institution. Any loss of such cash may have a material adverse effect on Marine’s cash balances and any distributions to unitholders.

Financial information of Marine is not prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.

The financial statements of Marine are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America (“GAAP”). Although the Securities and Exchange Commission (the “SEC”) permits this accounting for royalty trusts, the financial statements of Marine differ from financial statements prepared in accordance with GAAP because royalty income is recognized in the month it is received rather than in the month of production, expenses are recorded in the month paid rather than in the month incurred and reserves may be established for contingencies that would not be recorded under GAAP.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2012 tax year, based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its U.S. Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust was not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for all years open under the applicable statute of limitations. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.

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

General. Marine is not engaged in oil and natural gas operations, and its only industry segment or purpose is the administration and collection of royalties. Marine’s income is based upon the oil and natural gas operations of third parties. Marine’s income is derived from contracts that provide for payments in the nature of overriding royalties made to Marine based on oil and natural gas sales from certain leases in the Gulf of Mexico. Marine does not own or directly lease any physical properties.

Reserves. As indicated above, Marine is not engaged in the production of oil or natural gas. Marine’s income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico. Marine does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable to such working interests (nor the present value of future net cash flows from such reserves), and is not entitled to receive such data from the owners of the working interests from which Marine’s interests are derived. Similarly, Tidelands does not have access to the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable to such working interests. See also “—Difficulty in Obtaining Certain Data.” Since Marine does not have access to this reserve information, Marine is unable to compute the standardized measure of discounted future net cash flows attributable to such working interests.

Marine did not file any reports during the fiscal year ended June 30, 2012 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the weighted average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2012	2011	2010
Net quantities sold:
Oil (in barrels (“bbls”))	26,896	24,207	21,168
Natural Gas (in thousands of cubic feet (“mcf”))	139,328	145,719	129,349
Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$115.00	$88.23	$71.18
Natural Gas (per mcf)(1)	$4.75	$4.92	$4.65

(1)	The weighted average sales price is calculated from data provided by the operators.

Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Productive Wells. Based on the latest public records reviewed by Marine from the Bureau of Ocean Energy Management, Regulation and Enforcement, a division of the U.S. government, there were approximately 206 gross active wells subject to Marine’s interests (excluding its interest in Tidelands). Marine believes that the term “active wells” is synonymous with the term “productive wells” as defined in Item 1205 of Regulation S-K. Marine believes that most of the active wells produce both oil and natural gas; however, Marine is unable to determine the actual number of wells classified as either oil or natural gas wells without unreasonable effort and expense. See “—Difficulty in Obtaining Certain Data.”

Drilling Activity. The following table shows the number of wells drilled or recompleted in which Marine has an interest (excluding its interest in Tidelands) for each of its last three fiscal years:

	Fiscal Year Ended June 30,
	2012	2011	2010
Development
Oil	4	14	7
Natural Gas	4	10	17
Dry	0	0	0

Totals	8	24	24

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. As of September 19, 2012, Marine has an overriding royalty interest (including its interest in Tidelands) in 58 different oil and natural gas leases covering an aggregate of 217,056 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

Leases Granted by(1):	Producing Acreage
United States	211,526
State of Texas	640
State of Louisiana	4,890

217,056

(1)	Leases are typically granted for a term of five years, during which the lease owner must establish a commercial production capability, or the lease expires. Marine’s overriding royalty area is determined by a contract that defines the area in which Marine is entitled to receive a royalty interest. In some cases, that area does not cover an entire lease block. In those cases, Marine’s royalty interest only applies to the area that lies within the lease. Of the 217,056 total gross acres in which Marine has an overriding royalty interest, there are 3,958 gross acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.

The overriding royalty interest owned by Marine is three-fourths of 1% of the working interest held by Chevron or its assigns. The fractional interest therefore varies from lease to lease. The acreage weighted average of the fractional interest in all leases, including Marine’s interest in the leases held by Tidelands, is 0.58776%. The following table presents the acreage breakdown by fractional interests of Marine and Tidelands:

Trust	Gross Acres	Interest
Tidelands	17,188	1.1928%
Marine	105,672	0.7500%
Marine	1,527	0.5000%
Marine	40,151	0.3750%
Marine	52,518	0.1905%

Summary	217,056	0.58776%

Present Activities. As of September 19, 2012, public records indicated that three wells are either being drilled, re-drilled or worked over on tracts in which Marine has an interest. Public records indicated that operators have designated locations for two additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

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

ITEM 3.	LEGAL PROCEEDINGS

Neither the Trust nor MPC, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Sales Price		Distributions Per Unit
Quarter Ending	High	Low
September 30, 2010	$18.15	$14.80	$0.37
December 31, 2010	30.14	17.25	0.34
March 31, 2011	24.02	20.55	0.36
June 30, 2011	23.00	18.22	0.41

September 30, 2011	$22.25	$18.20	$0.54
December 31, 2011	25.00	20.21	0.52
March 31, 2012	26.75	24.17	0.50
June 30, 2012	29.49	21.00	0.43

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On June 30, 2012, these outstanding units of record were held by 338 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2012.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $55,750 for the distribution paid on June 28, 2012. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2012.

While the Trust’s complete Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2012 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits requested. Written requests should be directed to Mr. Ron E. Hooper, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.

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

	Fiscal Year Ended June 30,
	(In Thousands, Except Per Unit Amounts)
	2012	2011	2010	2009	2008
Consolidated Statements of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$3,755	$2,853	$2,109	$2,749	$4,827
Oil and natural gas royalties from affiliate	356	591	835	1,419	1,313
Interest income	—	—	—	12	59

	$4,111	$3,444	$2,944	$4,180	$6,199

Expenses:
General and administrative	$294	$256	$303	$380	$314
Federal income taxes of subsidiary	—	—	—	(19)	21

	294	256	303	361	335

Distributable income	$3,817	$3,188	$2,641	$3,819	$5,864

Distributions to unitholders	$3,990	$2,985	$2,536	$4,436	$5,847

Distributable income per unit	$1.91	$1.59	$1.32	$1.91	$2.93

Distributions per unit	$2.00	$1.49	$1.27	$2.22	$2.92

	At June 30,
	2012	2011	2010	2009	2008
Consolidated Statements of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$1,187	$1,360	$1,158	$1,053	$1,680

Trust corpus	$1,187	$1,360	$1,158	$1,053	$1,670

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Distributions to unitholders are recognized when declared by the Trustee of the Trust.

The financial statements of Marine differ from financial statements prepared in conformity with GAAP because of the following:

•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for contingencies that would not be recorded under GAAP.

•	Expenses are recorded in the month paid rather than in the month incurred.

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

Results of Operations. Marine’s revenues are derived from the oil and natural gas production activities of third parties. Marine’s revenues and distributions fluctuate from period to period based upon factors beyond Marine’s control, including, without limitation, the number of leases subject to Marine’s interests, the number of productive wells drilled on leases subject to Marine’s interests, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold.

Marine’s results of operations are significantly impacted by oil and natural gas prices and the quantity of oil and natural gas production. Oil and natural gas prices have historically experienced significant volatility. Marine is not permitted to manage its commodity price risk through the use of fixed price contracts or financial derivatives.

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The March 2012 distribution decreased slightly from the December 2011 distribution, from $0.521592 per unit to $0.502340 per unit, and the June 2012 distribution decreased from the March 2012 distribution, from $0.502340 per unit to $0.431052 per unit. The September 2012 distribution decreased from the June 2012 distribution, from $0.431052 per unit to $0.383767 per unit.

Marine’s distributable income for fiscal 2012 amounted to $3,816,713 or $1.91 per unit as compared to $3,187,776 or $1.59 per unit in fiscal 2011 and $2,640,561 or $1.32 per unit in fiscal 2010.

These results also include income from the Trust’s interest in Tidelands, which amounted to $355,643 for fiscal 2012, $591,119 for fiscal 2011 and $835,401 for fiscal 2010. Income from Tidelands contributed approximately 9% of Marine’s royalty income for fiscal 2012 as compared to 17% and 28% of Marine’s royalty income for fiscal 2011 and 2010, respectively.

The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2012	2011	2010
Wells Drilled or Recompleted (Gross)	8	24	24
Active Wells (Gross)	206	206	210

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal 2012, 2011 and 2010, excluding the Trust’s interest in Tidelands.

	Fiscal Year Ended June 30,
	2012	2011	2010
Income from:
Oil royalties	$3,093,122	$2,135,847	$1,506,768
Natural gas royalties	$662,436	$716,560	$601,835
Totals	$3,755,558	$2,852,407	$2,108,603
Net quantities sold:
Oil (bbls)	26,896	24,207	21,168
Natural gas (mcf)	139,328	145,719	129,349
Average price:
Oil (per bbl) (1)	$115.00	$88.23	$71.18
Natural gas (per mcf) (1)	$4.75	$4.92	$4.65

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2012 Compared to Fiscal Year 2011. During fiscal 2012, Marine received approximately 82% of its royalty income from the sale of oil and 18% from the sale of natural gas, as compared to approximately 75% of its royalty income from the sale of oil and 25% from the sale of natural gas in fiscal 2011. Income from oil and natural gas royalties in fiscal 2012 increased approximately 32% from fiscal 2011, primarily due to increased prices realized for oil and an increase in production of oil.

Revenue from oil royalties amounted to $3,093,122 in fiscal 2012, an increase from the $2,135,847 realized in fiscal 2011. The average price realized for a barrel of oil increased to $115.00 from the $88.23 realized in fiscal 2011. In fiscal 2012, oil production increased to 26,896 barrels from the 24,207 barrels produced in fiscal 2011.

Revenue from natural gas royalties amounted to $662,436 in fiscal 2012, a decrease from the $716,560 realized in fiscal 2011. In fiscal 2012, the average price per mcf of natural gas decreased to $4.75 from the $4.92 realized in fiscal 2011. In fiscal 2012, natural gas production decreased to 139,328 mcf from the 145,719 mcf produced in fiscal 2011.

General and administrative expenses for fiscal 2012 amounted to $294,517, an increase from the $255,750 recorded in fiscal 2011, due to an increase in professional fees and expenses.

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

Revenue from natural gas royalties amounted to $716,560 in fiscal 2011, an increase from the $601,835 realized in fiscal 2010. In fiscal 2011, the average price per mcf of natural gas increased to $4.92 from the $4.65 realized in fiscal 2010. In fiscal 2011, natural gas production increased to 145,719 mcf from the 129,349 mcf produced in fiscal 2010.

General and administrative expenses for fiscal 2011 amounted to $255,750, a decrease from the $303,454 recorded in fiscal 2010, due to a decrease in professional fees and expenses.

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

Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Marine’s future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Marine uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in prices or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Marine’s interests. Events may occur in the future that Marine is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K.

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

Due to the short length of time between receipts and disbursements, cash held by the Trust is held in a non-interest bearing trust account, and there is no material interest rate risk. Oil and natural gas royalties received by MPC prior to delivery of the 98% net profits interest to the Trust are held in money market accounts that invest in U.S. Treasury securities and are considered not subject to interest rate risk. The corpus of MPC is held in either money market accounts or U.S. Treasury or agency securities to be held to maturity. Funds held in money market accounts and U.S. Treasury securities that mature in less than one year are considered not subject to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in the following index, together with the related notes and the reports of Weaver and Tidwell, L.L.P. and KPMG LLP (former auditor), independent registered public accounting firms, are presented on the following pages and are incorporated by reference herein.

See also “Item 15. Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K for further information concerning Marine’s financial statements.

All schedules have been omitted because they are either not required, not applicable or the required information is included in the consolidated financial statements and notes thereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2012, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2012. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and is not aware of any beneficial owner of more than ten percent of the units of beneficial interest who failed to file reports required by Section 16(a) under the Exchange Act on a timely basis during the fiscal year ended June 30, 2012.

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation(1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2012	$35,225
	2011	$33,024
	2010	$32,615

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of September 11, 2012:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Robert H. Paslay 1007 Gasserway Circle Brentwood, TN 37027	204,368 units	10.2%
Patricia Martin 110 Woodbine Place Missoula, MT 59803	174,529 units	8.7%

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2012. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

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

Fiscal Year	Amount Paid
2012	$31,200
2011	$60,000
2010	$48,900

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On April 15, 2011, Marine engaged Weaver and Tidwell, L.L.P. to serve as its independent registered public accounting firm. Audit fees for services performed by KPMG LLP, Marine’s former independent registered public accounting firm, for the review of the financial statements included in Marine’s Forms 10-Q for the quarters ended September 30, 2010 and December 31, 2010 were $49,800; and there were no audit-related fees, tax fees or other fees for these periods. Audit fees for services performed by Weaver and Tidwell, L.L.P. for review of the financial statements included in Marine’s Form 10-Q for the quarter ended March 31, 2011 were $7,000 and for the fiscal year ended June 30, 2011 were $50,000; there were no audit-related fees, tax fees or other fees for those periods.

The audit fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal year ended June 30, 2012 were $50,000; and there were no audit-related fees, tax fees or other fees for the fiscal year ended June 30, 2012.

As referenced in “Item 10. Directors, Executive Officers and Corporate Governance” above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to its independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements—see “Item 8. Financial Statements and Supplementary Data” above.

The consolidated financial statements of Tidelands, together with the related notes and the report of Weaver and Tidwell, L.L.P., independent registered public accounting firm, as contained in its Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC and filed herewith as Exhibit 99.1, are hereby incorporated herein by reference.

(b) Exhibits:

4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001, and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002, and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of Tidelands Royalty Trust “B” for the year ended December 31, 2011, and report of Weaver and Tidwell, L.L.P., independent registered public accounting firm.

*	Filed herewith.

(c) Financial Statement Schedules—All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units of

Marine Petroleum Trust and Subsidiary

We have audited the accompanying consolidated statement of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2012 and 2011, and the related consolidated statements of distributable income and changes in trust corpus for the years then ended. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the consolidated financial statements, these consolidated financial statements were prepared on the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary as of June 30, 2012 and 2011, and its distributable income and changes in trust corpus for the years then ended in conformity with the modified cash basis of accounting described in Note 2 to the consolidated financial statements.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

September 21, 2012

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units of

Marine Petroleum Trust:

We have audited the accompanying consolidated statements of distributable income and changes in trust corpus for the year ended June 30, 2010 of Marine Petroleum Trust (the “Trust”). These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the distributable income and changes in trust corpus for the year ended June 30, 2010 in conformity with the modified cash basis of accounting described in Note 2.

/s/ KPMG LLP

Dallas, Texas

September 24, 2010

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2012 and 2011

Assets

	June 30, 2012	June 30, 2011
Current assets:
Cash and cash equivalents	$1,184,244	$1,345,960
Federal income taxes refundable	2,800	14,425
Producing oil and gas properties	7	7

Total assets	$1,187,051	$1,360,392

Liabilities and Trust Corpus

Current liabilities:
Federal income taxes payable	—	—
Total current liabilities	$—	$—

Trust Corpus—authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	1,187,051	1,360,392

	$1,187,051	$1,360,392

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2012	2011	2010
Income:
Oil and natural gas royalties	$3,755,558	$2,852,407	$2,108,603
Oil and natural gas royalties from affiliate	355,643	591,119	835,401
Interest income	29	—	11

Total income	$4,111,230	$3,443,526	2,944,015

Expenses:
General and administrative	294,517	255,750	303,454

Distributable income before Federal income taxes	3,816,713	3,187,776	2,640,561
Federal income taxes of subsidiary	—	—	—

Distributable income	$3,816,713	$3,187,776	$2,640,561

Distributable income per unit	$1.91	$1.59	$1.32

Distributions per unit	$2.00	$1.49	$1.27

Units outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2012	2011	2010
Trust corpus, beginning of year	$1,360,392	$1,157,886	$1,053,282
Distributable income	3,816,713	3,187,776	2,640,561
Distributions to unitholders	3,990,054	2,985,270	2,535,957

Trust corpus, end of year	$1,187,051	$1,360,392	$1,157,886

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

The Trust must distribute all income, after paying its liabilities and obligations, to the unitholders during the months of March, June, September and December each year. The Trust and its subsidiary cannot engage in a trade or business. Funds held by Marine Petroleum Corporation, a wholly-owned subsidiary of the Trust, (“MPC,” and collectively with the Trust, “Marine”) pending distribution to the Trust are invested in U.S. Treasury and agency bonds.

The unitholders assigned their contract rights offshore of Louisiana to MPC reserving a 98% net profits interest to themselves. The net profits interest contract was transferred to the Trust along with the other properties. The Trust is authorized to pay expenses of MPC should it be necessary.

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

(c) Producing Oil and Gas Properties

At the time the Trust was established, no determinable market value was available for the assets transferred to the Trust; consequently, nominal values were assigned. Accordingly, no allowance for depletion has been included. All income from oil and natural gas royalties relate to proved developed oil and natural gas reserves.

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

The primary difference between the actual tax expense of MPC and the expected tax expense is due to the fact that only 2% of MPC’s income (i.e., excluding the 98% net profits interest retained by, and delivered to, the Trust) is subject to U.S. Federal income tax.

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 1, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2012, the Trust’s tax years 2008 and thereafter remain subject to examination.

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

Marine had cash and cash equivalents of $1,184,244 and $1,345,960 at June 30, 2012 and 2011, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds, and money market mutual funds.

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

(h) Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2012	2011	2010
Chevron USA, Inc.	67%	57%	60%
Walter Oil & Gas Corporation	7%	11%	8%
Century Exploration Company	7%	8%	8%
Anglo Suisse Offshore Partners LLP	5%	5%	8%
Apache Corporation	5%	4%	2%
Energy XXI GOM LLC	1%	2%	2%
McMoran Oil & Gas LLC	1%	2%	2%
W&T Offshore Inc.	—	2%	1%
Devon Energy Production Company LP	—	—	3%
SPN Resources LLC	—	—	2%
Others	7%	9%	4%

	100%	100%	100%

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

•	Distributions to unitholders are recognized when declared by the Trustee of the Trust.

The financial statements of Marine differ from financial statements prepared in conformity with GAAP because of the following:

•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for contingencies that would not be recorded under GAAP.

•	Expenses are recorded in the month paid rather than in the month incurred.

This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

(3) Investment in Affiliate—Tidelands Royalty Trust “B”

At June 30, 2012 and 2011, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a quoted market value $2,374,921 and $3,727,496 at June 30, 2012 and 2011, respectively, based on the closing price of Tideland’s units on the OTC Bulleting Board on such dates.

Administrative expenses are shared by MPC and Tidelands Royalty Trust “B” Corporation, a wholly-owned subsidiary of Tidelands, in the ratio of each of MPC’s and Tidelands Royalty Trust “B” Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

Assets

	June 30, 2012	June 30, 2011
Current assets:
Cash and cash equivalents	$934,195	$1,028,157
Oil, natural gas and other mineral properties	2	2
Federal taxes refundable	—	12,734

Total assets	$934,197	$1,040,893

Liabilities and Trust Corpus

Current liabilities:
Income distributable to unitholders	$213,387	$276,628

Total current liabilities	$213,387	$276,628

Trust Corpus—authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	$720,810	$764,265

	$934,197	$1,040,893

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2012	2011	2010
Income	$1,150,165	$1,678,547	$2,535,392
Expenses	173,330	236,670	240,629

Distributable income before Federal income taxes	976,835	1,441,877	2,294,763
Federal income taxes of Tidelands’ subsidiary (refundable)	(6,719)	—	7,000

Distributable income	$983,554	$1,441,877	$2,287,763

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(4) Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2012 and 2011 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas Royalties	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2010	$613,466	$46,111	$766,584	$0.38
December 31, 2010	630,929	55,657	699,527	0.35
March 31, 2011	736,242	102,082	799,856	0.40
June 30, 2011	871,770	51,900	921,809	0.46

	$2,852,407	$255,750	3,187,776	$1.59

Quarter ended:
September 30, 2011	$1,133,561	$36,657	$1,096,904	$0.55
December 31, 2011	1,085,178	112,014	973,164	0.49
March 31, 2012	1,059,564	86,359	973,205	0.49
June 30, 2012	832,927	59,487	773,440	0.38

	$4,111,230	$294,517	$3,816,713	$1.91

(5) Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2012	2011	2010
Marine:
Oil (bbls)	26,896	24,207	21,168

Gas (mcf)	139,328	145,719	129,349

Tidelands:
Oil (bbls)	6,746	2,596	2,628

Gas (mcf)	78,554	73,176	124,854

(6) Texas Margin Tax

Texas does not impose an income tax. Therefore, no part of the income produced by the Trust is subject to a state income tax in Texas. However, in May 2006, the State of Texas enacted legislation, as amended, to implement a new franchise tax. Under the Texas franchise tax statute, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) is imposed on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs, as provided under the statute. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the Texas franchise tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.

Under the Texas franchise tax statute, “passive entities,” including trusts, that meet the following requirements, are exempt from the Texas franchise tax: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for Texas franchise tax purposes. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will continue to qualify as a passive entity that is not subject to the franchise tax.

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code would generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. The Trust anticipates that it will be a passive entity in the tax year ending in 2012.

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

Date: September 24, 2012	By:	/s/ Ron E. Hooper
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

Dated: September 24, 2012	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)