Form 10-K/A
period 2012-06-30
MARINE PETROLEUM TRUST
filed 2012-09-25
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Marine Petroleum Trust is filing this Amendment No. 1 to Form 10-K (this “Amendment”) to amend its annual report filed on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission on September 24, 2012. This Amendment is being filed solely to correct the date on the Report of the Independent Registered Public Accounting Firm issued by Weaver and Tidwell, L.L.P. Marine Petroleum Trust has included new certifications pursuant to Sections 302 and 906 of the Sarbanes Oxley Act. Except as stated above, this Amendment does not update or amend any other information contained in the original filing; however, the entire filing is restated in this Amendment for ease of reference.

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

September 24, 2012

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

Date: September 25, 2012	By:	/s/ Ron E. Hooper
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

Dated: September 25, 2012	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)