Form 10-Q
period 2012-09-30
MARINE PETROLEUM TRUST
filed 2012-11-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 12, 2012, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2012 and June 30, 2012

	September 30, 2012	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,077,572	$1,184,244
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$1,080,379	$1,187,051

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,080,379	$1,187,051

	$1,080,379	$1,187,051

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Income:
Oil and natural gas royalties	$626,575	$1,043,177
Oil and natural gas royalties from affiliate	69,749	90,384
Interest income	18	—

Total income	696,342	1,133,561
Expenses:
General and administrative	35,480	36,657

Distributable income before Federal income taxes	660,862	1,096,904
Federal income taxes of subsidiary	—	—

Distributable income	$660,862	$1,096,904

Distributable income per unit	$0.33	$0.55

Distributions per unit	$0.38	$0.54

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Trust corpus, beginning of period	$1,187,051	$1,360,392
Distributable income	660,862	1,096,904
Distributions to unitholders	(767,534)	(1,080,086)

Trust corpus, end of period	$1,080,379	$1,377,210

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. The financial statements included herein are unaudited, but in the opinion of the trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods indicated. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013.

Note 2. Basis of Accounting

The financial statements of Marine are prepared on the modified cash basis method and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles in the United States of America (“GAAP”). Under the modified cash basis method:

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At September 30, 2012 and 2011, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Income	$199,579	$360,559

Expenses	45,928	37,275

Distributable income before Federal income taxes	153,650	323,284
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable income	$153,650	$323,284

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2012, the latest period for which such information is publicly available in Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2012. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

The Trust is a royalty trust that was created in 1956 under the laws of the State of Texas. U.S. Trust, Bank of America Private Wealth Management serves as corporate trustee (the “Trustee”). The Indenture provides that the term of the Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests now are held by Chevron Corporation (“Chevron”) and its assignees. The Trust holds title to interests in properties that are situated offshore of Texas.

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

Liquidity and Capital Resources

Due to the limited purpose of the Trust as stated in the Trust’s Indenture, there is no requirement for capital. The Trust’s only obligation is to distribute to unitholders the distributable income that is actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects royalties monthly, pays administrative expenses and disburses all net royalties that are collected to its unitholders each quarter.

The Trust’s Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas has a franchise or “margin” tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income comes from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for further information.

MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were four new well completions made during the three months ended September 30, 2012 on leases in which Marine has an interest. Public records also indicate that there were four wells in the process of being drilled or recompleted on other leases in which Marine has an interest and that operators have designated one additional location for work, which may include drilling, permits to workover or recomplete a well or other types of operations. There is no assurance that wells will be drilled or recompleted, and if they are drilled or recompleted, that they will be successful.

Marine holds an overriding royalty interest that is equal to three-fourths of 1% of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 55 leases covering 199,868 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that Chevron may acquire. The Trust also owns a 32.6% interest in Tidelands. Tidelands has an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.

Critical Accounting Policies and Estimates

In accordance with the SEC Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Marine uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Marine (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Marine also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.

Marine did not have any changes in critical accounting policies or in significant accounting policies during the three months ended September 30, 2012. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for a detailed discussion of its critical accounting policies.

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

Important aspects of Marine’s operations are conducted by third parties. Marine’s royalty income is dependent on the operations of the working interest owners of the leases on which Marine has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Marine’s interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Marine. The only obligation of the working interest owners to Marine is to make monthly overriding royalty payments that reflect Marine’s interest in the oil and natural gas sold. Marine’s distributions are processed and paid by American Stock Transfer & Trust Company, LLC as the agent for Marine.

The volume of oil and natural gas produced and their selling prices are the primary factors in calculating overriding royalty payments. Production is affected by the natural production decline of the producing wells, the number of new wells drilled and the number of existing wells that are re-worked and placed back in production on the leases. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Marine has no input with the operators regarding future drilling or re-working operations that could impact the oil and natural gas production on the leases in which Marine has an overriding royalty interest.

Summary of Operating Results

During the three months ended September 30, 2012, Marine realized 85% of its royalty income from the sale of oil and 15% from the sale of natural gas, excluding its interest in Tidelands. During the three months ended September 30, 2011, Marine realized 83% of its royalty income from the sale of oil and 17% from the sale of natural gas, excluding its interest in Tidelands. Royalty income consists of oil and natural gas royalties received from producers. During the three months ended September 30, 2012, Marine’s interest in Tidelands accounted for 10% of its total income. During the three months ended September 30, 2011, Marine’s interest in Tidelands accounted for 8% of its total income.

Distributable income per unit for the three months ended September 30, 2012 decreased to $0.33 as compared to $0.55 for the comparable period in 2011. Distributions to unitholders amounted to $0.38 per unit for the three months ended September 30, 2012, a decrease from distributions of $0.54 per unit for the comparable period in 2011. During the three months ended September 30, 2012, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the three months ended September 30, 2012, excluding the Trust’s interest in Tidelands, oil production decreased by 2,410 barrels (bbls) and natural gas production decreased by 6,791 thousand cubic feet (mcf) from the levels realized for the comparable period in 2011. For the three months ended September 30, 2012, excluding the Trust’s interest in Tidelands, the average realized price per bbl of oil decreased $9.98 to $109.03 per bbl from the price realized for the comparable period in 2011 and the average realized price per mcf of natural gas decreased $1.72 to $3.63 from the price realized for the comparable period in 2011.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
June 30, 2011	6,532	37,304	$0.35	$0.41
September 30, 2011	7,288	32,882	$0.55	$0.54
December 31, 2011	6,920	38,698	$0.49	$0.52
March 31, 2012	7,126	28,676	$0.49	$0.50
June 30, 2012	5,562	29,072	$0.39	$0.43
September 30, 2012	4,878	26,091	$0.33	$0.38

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Income from oil and natural gas royalties decreased $416,602 to $626,575 during the three months ended September 30, 2012 from $1,043,177 realized for the comparable period in 2011. Marine believes that royalties decreased for the three months ended September 30, 2012 primarily due to a 33% decrease in the production of oil, an 8% decrease in the average realized price for oil, a 21% decrease in the production of natural gas and a 32% decrease in the average realized price for natural gas as compared to the comparable period in 2011.

Distributable income decreased to $660,862 for the three months ended September 30, 2012 from $1,096,904 realized for the comparable period in 2011.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2012 decreased to $531,830 from $867,352 realized for the comparable three months in 2011. The volume of oil sold in the three months ended September 30, 2012 decreased by 2,410 bbls, and the average price realized per bbl of oil decreased $9.98 to $109.03 for the three months ended September 30, 2012 from $119.01 realized in the comparable period in 2011.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2012 decreased to $94,745 from $175,825 for the comparable period in 2011. The volume of natural gas sold in the three months ended September 30, 2012 decreased by 6,791 mcf, and the average price realized per mcf of natural gas decreased $1.72 to $3.63 for the three months ended September 30, 2012 from $5.35 realized in the comparable period in 2011.

Income from the Trust’s interest in Tidelands for the three months ended September 30, 2012 decreased to $69,749 from $90,384 for the comparable period in 2011.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2012, and those realized for the comparable period in 2011, excluding the Trust’s interest in Tidelands.

	Three Months Ended September 30,
	2012 (Unaudited)	2011 (Unaudited)	% Change
Oil
Bbls sold	4,878	7,288	(33)%
Average price	$109.03	$119.01	(8)%
Natural gas
Mcf sold	26,091	32,882	(21)%
Average price	$3.63	$5.35	(32)%

General and administrative expenses decreased to $35,480 for three months ended September 30, 2012 from $36,657 for the comparable period of 2011, primarily due to decreased professional fees and expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses words such as “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements in this report. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Marine did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Marine’s market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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

As of September 30, 2012, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2012.

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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee

November 14, 2012	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President