Form 10-Q
period 2012-12-31
MARINE PETROLEUM TRUST
filed 2013-02-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

As of February 13, 2013, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2012 and June 30, 2012

	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,093,754	$1,184,244
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$1,096,561	$1,187,051

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,096,561	$1,187,051

	$1,096,561	$1,187,051

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2012 and 2011

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Income:
Oil and natural gas royalties	$631,964	$962,456	$1,258,539	$2,005,633
Oil and natural gas royalties from affiliate	75,595	122,722	145,344	213,106
Interest income	15	—	33	—

Total income	707,574	1,085,178	1,403,916	2,218,739

Expenses:
General and administrative	104,796	109,214	140,276	145,871

Distributable income before federal income taxes	602,778	975,964	1,263,640	2,072,868
Federal income taxes of subsidiary	—	2,800	—	2,800

Distributable income	$602,778	$973,164	$1,263,640	$2,070,068

Distributable income per unit	$0.30	$0.49	$0.63	$1.04

Distributions per unit	$0.30	$0.52	$0.68	$1.06

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2012 and 2011

(Unaudited)

	Six Months Ended December 31,
	2012	2011
Trust corpus, beginning of period	$1,187,051	$1,360,392
Distributable income	1,263,640	2,070,068
Distributions to unitholders	(1,354,130)	(2,123,269)

Trust corpus, end of period	$1,096,561	$1,307,191

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts (“SAB 12:E”).

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At December 31, 2012 and 2011, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2012	Three Months Ended December 31, 2011	Six Months Ended December 31, 2011
Income	$199,579	$286,171	$646,730

Expenses	45,929	34,075	71,350

Distributable income before Federal income taxes	153,650	252,096	575,380
Federal income taxes of Tidelands’ subsidiary	—	—	—

Distributable income	$153,650	$252,096	$575,380

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Tidelands has not yet filed its financial statements for the fiscal year ended December 31, 2012 with the SEC. Therefore, the Condensed Consolidated Statements of Distributable Income of Tidelands have been taken from Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2012, the latest period for which such information is publicly available. Reference should be made to Tidelands’ public filings for current information concerning Tidelands’ financial position and results of operations.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

The Trust is a royalty trust that was created in 1956 under the laws of the State of Texas. U.S. Trust, Bank of America Private Wealth Management serves as corporate trustee (the “Trustee”). The Trust’s Indenture (the “Indenture”) provides that the term of the Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, these interests now are held by Chevron Corporation (“Chevron”) and its assignees. The Trust holds title to interests in properties that are situated offshore of Texas.

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

The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The Trustee will provide the required information and the contact information for the Trustee:

U.S. Trust, Bank of America Private Wealth Management

P.O. Box 830650

Dallas, Texas 75283-0650

Telephone number: (800) 985-0794

Each unitholder should consult its own tax advisor for compliance with U.S. federal income tax laws and regulations.

Liquidity and Capital Resources

As stated in the Indenture, there is no requirement for capital due to the limited purpose of the Trust. The Trust’s only obligation is to distribute to unitholders the distributable income that is actually collected. As an administrator of oil and natural gas royalty properties, the Trust collects royalties monthly, pays administrative expenses and disburses all net royalties that are collected to its unitholders each quarter.

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income taxes generally flow through to each individual unitholder. The State of Texas has a franchise or “margin” tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income comes from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were four new well completions made during the six months ended December 31, 2012 on leases in which Marine has an interest. As of February 8, 2013, public records also indicated that there were four wells in the process of being drilled or recompleted on other leases in which Marine has an interest and that operators have designated activity on two additional locations which may include drilling, permits to workover or recomplete a well or other types of operations. There is no assurance that wells will be drilled or recompleted, and if they are drilled or recompleted, that they will be successful.

Marine holds an overriding royalty interest that is equal to three-fourths of one percent of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 55 leases covering 199,868 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that Chevron may acquire. The Trust also owns a 32.6% interest in Tidelands. Tidelands has an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.

Critical Accounting Policies and Estimates

In accordance with SAB 12:E, Marine uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Marine (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Marine also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.

Marine did not have any changes in its critical accounting policies and estimates during the six months ended December 31, 2012. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

There are no new pronouncements that are expected to have a significant impact on Marine’s financial statements.

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

The volume of oil and natural gas produced and their selling prices are the primary factors in calculating overriding royalty payments. Production is affected by the natural production decline of the producing wells, the number of new wells drilled and the number of existing wells that are re-worked and placed back in production on the leases. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Marine has no input with the operators regarding future drilling or re-working operations that could impact the oil and natural gas production from the leases in which Marine has an overriding royalty interest.

Summary of Operating Results

During the six months ended December 31, 2012, royalty income from the sale of oil represented 85% of Marine’s total royalty income and royalty income from the sale of natural gas represented 15% of Marine’s total royalty income, excluding its interest in Tidelands. During the six months ended December 31, 2011, royalty income from the sale of oil represented 81% of Marine’s total royalty income and royalty income from the sale of natural gas represented 19% of Marine’s total royalty income, excluding its interest in Tidelands. Royalty income consists of the oil and natural gas royalties that Marine receives from producers. During the six months ended December 31, 2012, distributions received from Tidelands accounted for 10% of Marine’s total income. During the six months ended December 31, 2011, distributions received from Tidelands accounted for 10% of Marine’s total income.

Distributable income per unit for the six months ended December 31, 2012 decreased to $0.63 as compared to $1.04 for the comparable period in 2011. Distributions to unitholders amounted to $0.68 per unit for the six months ended December 31, 2012, a decrease from distributions of $1.06 per unit for the comparable period in 2011.

For the six months ended December 31, 2012, excluding the Trust’s interest in Tidelands, oil production decreased by 4,332 barrels (bbls) and natural gas production decreased by 21,565 thousand cubic feet (mcf) from the levels realized for the comparable period in 2011. For the six months ended December 31, 2012, excluding the Trust’s interest in Tidelands, the average realized price per bbl of oil decreased $6.28 to $108.37 per bbl from the price realized for the comparable period in 2011 and the average realized price per mcf of natural gas decreased $1.50 to $3.76 from the price realized for the comparable period in 2011.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2011	7,288	32,882	$0.55	$0.54
December 31, 2011	6,920	38,698	$0.49	$0.52
March 31, 2012	7,126	28,676	$0.49	$0.50
June 30, 2012	5,562	29,072	$0.39	$0.43
September 30, 2012	4,878	26,091	$0.33	$0.38
December 31, 2012	4,998	23,924	$0.30	$0.30

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Income from oil and natural gas royalties decreased $330,492 to $631,964 during the three months ended December 31, 2012 from $962,456 realized for the comparable period in 2011. Marine believes that royalties decreased for the three months ended December 31, 2012 primarily due to a 28% decrease in the production of oil, a 2% decrease in the average realized price for oil, a 38% decrease in the production of natural gas and a 25% decrease in the average realized price for natural gas as compared to the comparable period in 2011.

Distributable income decreased to $602,778 for the three months ended December 31, 2012 from $973,164 realized for the comparable period in 2011.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2012 decreased to $538,430 from $761,598 realized for the comparable period in 2011. The volume of oil sold in the three months ended December 31, 2012 decreased by 1,922 bbls, and the average price realized per bbl of oil decreased $2.33 to $107.73 for the three months ended December 31, 2012 from $110.06 realized in the comparable period in 2011.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2012 decreased to $93,534 from $200,858 for the comparable period in 2011. The volume of natural gas sold in the three months ended December 31, 2012 decreased by 14,774 mcf, and the average price realized per mcf of natural gas decreased $1.28 to $3.91 for the three months ended December 31, 2012 from $5.19 realized in the comparable period in 2011.

Income from distributions received from Tidelands for the three months ended December 31, 2012 decreased to $75,595 from $122,722 for the comparable period in 2011.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2012, and those realized for the comparable period in 2011, excluding the Trust’s interest in Tidelands.

	Three Months Ended December 31,
	2012	2011	% Change
	(unaudited)
Oil
Bbls sold	4,998	6,920	(28)%
Average price	$107.73	$110.06	(2)%

Natural gas
Mcf sold	23,924	38,698	(38)%
Average price	$3.91	$5.19	(25)%

General and administrative expenses decreased to $104,796 for three months ended December 31, 2012 from $109,214 for the comparable period of 2011, primarily due to decreased professional fees and expenses.

Results of Operations—Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

Income from oil and natural gas royalties decreased $747,094 to $1,258,539 during the six months ended December 31, 2012 from $2,005,633 realized for the comparable period in 2011. Marine believes that royalties decreased for the six months ended December 31, 2012 primarily due to a 30% decrease in the production of oil and natural gas, a 5% decrease in the average realized price for oil, and a 29% decrease in the average realized price for natural gas as compared to the comparable period in 2011.

Distributable income decreased to $1,263,640 for the six months ended December 31, 2012 from $2,070,068 realized for the comparable period in 2011.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2012 decreased to $1,070,260 from $1,628,950 realized for the comparable period in 2011. The volume of oil sold in the six months ended December 31, 2012 decreased by 4,332 bbls, and the average price realized per bbl of oil decreased $6.28 to $108.37 for the six months ended December 31, 2012 from $114.65 realized in the comparable period in 2011.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2012 decreased to $188,279 from $376,683 for the comparable period in 2011. The volume of natural gas sold in the six months ended December 31, 2012 decreased by 21,565 mcf, and the average price realized per mcf of natural gas decreased $1.50 to $3.76 for the six months ended December 31, 2012 from $5.26 realized in the comparable period in 2011.

Income from distributions received from Tidelands for the six months ended December 31, 2012 decreased to $145,344 from $213,106 for the comparable period in 2011.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2012, and those realized for the comparable period in 2011, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2012	2011	% Change
	(Unaudited)
Oil
Bbls sold	9,876	14,208	(30)%
Average price	$108.37	$114.65	(5)%

Natural gas
Mcf sold	50,015	71,580	(30)%
Average price	$3.76	$5.26	(29)%

General and administrative expenses decreased to $140,276 for six months ended December 31, 2012 from $145,871 for the comparable period of 2011, primarily due to decreased professional fees and expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses words such as “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements in this report. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.

Website

Marine makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports at its website at www.marps-marinepetroleumtrust.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with, or furnished, to the SEC.

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

As of December 31, 2012, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee

February 14, 2013	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President