Form 10-Q
period 2013-03-31
MARINE PETROLEUM TRUST
filed 2013-05-10
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 8, 2013, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2013 and June 30, 2012

	March 31, 2013	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,156,440	$1,184,244
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$1,159,247	$1,187,051

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,159,247	$1,187,051

	$1,159,247	$1,187,051

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Income:
Oil and natural gas royalties	$754,599	$968,000	$2,013,137	$2,973,633
Oil and natural gas royalties from affiliate	57,127	91,551	202,471	304,657
Interest income	16	13	49	13

Total income	811,742	1,059,564	2,215,657	3,278,303
Expenses:
General and administrative	78,735	86,359	219,011	232,228

Distributable income before federal income taxes	733,007	973,205	1,996,646	3,046,075
Federal income taxes of subsidiary	—	—	—	2,800

Distributable income	$733,007	$973,205	$1,996,646	$3,043,275

Distributable income per unit	$0.37	$0.49	$1.00	$1.52

Distributions per unit	$0.33	$0.50	$1.01	$1.56

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2013 and 2012

(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Trust corpus, beginning of period	$1,187,051	$1,360,392
Distributable income	1,996,646	3,043,275
Distributions to unitholders	(2,024,450)	(3,127,950)

Trust corpus, end of period	$1,159,247	$1,275,717

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated financial statements of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC, which are retained by and delivered to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate publicly traded royalty trust, (iv) dividends paid by MPC, less (v) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities.

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2013 and 2012, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Nine Months Ended March 31, 2013	Nine Months Ended March 31, 2012
Income	$677,737	$845,743

Expenses	106,132	124,026

Distributable income before Federal income taxes	571,605	721,717
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable income	$571,605	$721,717

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Please see Tidelands’ public filings for current information concerning Tidelands and its financial condition and results of operations.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were seven new well completions made during the nine months ended March 31, 2013 on leases in which Marine has an interest. As of May 6, 2013, public records also indicated that there were eight wells in the process of being drilled or recompleted on other leases in which Marine has an interest and that operators have designated activity on two additional locations which may include drilling, permits to workover or recomplete a well or other types of operations. There is no assurance that such wells will be drilled or recompleted, and if they are drilled or recompleted, that they will be successful.

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

Marine did not have any changes in its critical accounting policies and estimates during the nine months ended March 31, 2013. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

There are no new pronouncements that are expected to have a significant impact on Marine’s financial statements.

General

Marine’s royalty income is derived from the oil and natural gas production activities of third parties. Marine’s royalty income fluctuates from period to period based upon factors beyond Marine’s control, including, without limitation, the number of productive wells drilled and maintained on leases that are subject to Marine’s interest, the level of production over time from such wells and the prices at which the oil and natural gas from such wells are sold.

Important aspects of Marine’s operations are conducted by third parties. Marine’s royalty income is dependent on the operations of the working interest owners of the leases on which Marine has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Marine’s interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Marine. The only obligation of the working interest owners to Marine is to make monthly overriding royalty payments that reflect Marine’s interest in the oil and natural gas sold. Marine’s distributions are processed and paid by its transfer agent, American Stock Transfer & Trust Company, LLC.

The volume of oil and natural gas produced and the selling prices of such oil and natural gas are the primary factors in calculating overriding royalty payments. Production is affected by the natural production decline of the producing wells, the number of new wells drilled and the number of existing wells that are re-worked and placed back in production on the leases. Production from existing wells is anticipated to decrease in the future due to normal well depletion. Marine has no input with the operators regarding future drilling or re-working operations that could impact the oil and natural gas production from the leases in which Marine has an overriding royalty interest.

Summary of Operating Results

During the nine months ended March 31, 2013, royalty income from the sale of oil represented 85% of Marine’s total royalty income and royalty income from the sale of natural gas represented 15% of Marine’s total royalty income, excluding its interest in Tidelands. During the nine months ended March 31, 2012, royalty income from the sale of oil represented 82% of Marine’s total royalty income and royalty income from the sale of natural gas represented 18% of Marine’s total royalty income, excluding its interest in Tidelands. Royalty income includes oil and natural gas royalties that Marine receives from producers. During the nine months ended March 31, 2013, distributions received from Tidelands accounted for 9% of Marine’s total income. During the nine months ended March 31, 2012, distributions received from Tidelands accounted for 9% of Marine’s total income.

Distributable income per unit for the nine months ended March 31, 2013 decreased to $1.00 as compared to $1.52 for the comparable period in 2012. Distributions per unit amounted to $1.01 per unit for the nine months ended March 31, 2013, a decrease from distributions of $1.56 per unit for the comparable period in 2012. During the nine months ended March 31, 2013, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the nine months ended March 31, 2013, excluding the Trust’s interest in Tidelands, oil production decreased by 5,542 barrels (bbls) and natural gas production decreased by 30,937 thousand cubic feet (mcf) from the levels realized for the comparable period in 2012. For the nine months ended March 31, 2013, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased $5.35 per bbl to $108.45 per bbl from the average price realized for the comparable period in 2012 and the average price realized for natural gas decreased $1.16 per mcf to $3.79 per mcf from the average price realized for the comparable period in 2012.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)		Distributable
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Income Per Unit	Distributions Per Unit
December 31, 2011	6,920	38,698	$0.49	$0.52
March 31, 2012	7,126	28,676	$0.49	$0.50
June 30, 2012	5,562	29,072	$0.39	$0.43
September 30, 2012	4,878	26,091	$0.33	$0.38
December 31, 2012	4,998	23,924	$0.30	$0.30
March 31, 2013	5,916	29,304	$0.37	$0.33

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Income from oil and natural gas royalties decreased $213,401 to $754,599 during the three months ended March 31, 2013 from $968,000 realized for the comparable period in 2012. Marine believes that royalties decreased for the three months ended March 31, 2013 primarily due to a 17% decrease in the production of oil, a 3% decrease in the average realized price for oil, a 24% decrease in the production of natural gas and a 12% decrease in the average realized price for natural gas as compared to the comparable period in 2012.

Distributable income decreased to $733,007 for the three months ended March 31, 2013 from $973,205 realized for the comparable period in 2012.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2013 decreased to $642,336 from $798,948 realized for the comparable period in 2012. The volume of oil sold in the three months ended March 31, 2013 decreased by 1,210 bbls, and the average price realized for oil decreased $3.54 per bbl to $108.58 per bbl for the three months ended March 31, 2013 from $112.12 per bbl realized for the comparable period in 2012.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2013 decreased to $112,263 from $169,052 for the comparable period in 2012. The volume of natural gas sold in the three months ended March 31, 2013 decreased by 9,372 mcf, and the average price realized for natural gas decreased $0.54 per mcf to $3.83 per mcf for the three months ended March 31, 2013 from $4.37 per mcf realized for the comparable period in 2012.

Income from distributions received from Tidelands for the three months ended March 31, 2013 decreased to $57,127 from $91,551 for the comparable period in 2012.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2013, and those realized for the comparable period in 2012, excluding the Trust’s interest in Tidelands.

	Three Months Ended March 31,
	2013	2012	% Change
	(unaudited)
Oil
Bbls sold	5,916	7,126	(17)%
Average price	$108.58	$112.12	(3)%
Natural gas
Mcf sold	29,304	38,676	(24)%
Average price	$3.83	$4.37	(12)%

General and administrative expenses decreased to $78,735 for the three months ended March 31, 2013 from $86,359 for the comparable period of 2012, primarily due to decreased professional fees and expenses.

Results of Operations—Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

Income from oil and natural gas royalties decreased $960,496 to $2,013,137 during the nine months ended March 31, 2012 from $2,973,633 realized for the comparable period in 2012. Marine believes that royalties decreased for the nine months ended March 31, 2013 primarily due to a 26% decrease in the production of oil, a 5% decrease in the average realized price for oil, a 28% decrease in the production of natural gas and a 23% decrease in the average realized price for natural gas as compared to the comparable period in 2012.

Distributable income decreased to $1,996,646 for the nine months ended March 31, 2013 from $3,043,275 realized for the comparable period in 2012.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2013 decreased to $1,712,596 from $2,427,898 realized for the comparable period in 2012. The volume of oil sold in the nine months ended March 31, 2013 decreased by 5,542 bbls, and the average price realized for oil decreased $5.35 per bbl to $108.45 per bbl for the nine months ended March 31, 2013 from $113.80 per bbl realized for the comparable period in 2012.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2012 decreased to $300,541 from $545,735 for the comparable period in 2012. The volume of natural gas sold in the nine months ended March 31, 2013 decreased by 30,937 mcf, and the average price for natural gas decreased $1.16 per mcf to $3.79 per mcf for the nine months ended March 31, 2013 from $4.95 per mcf realized for the comparable period in 2012.

Income from distributions received from Tidelands for the nine months ended March 31, 2013 decreased to $202,471 from $304,657 for the comparable period in 2012.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2013, and those realized for the comparable period in 2012, excluding the Trust’s interest in Tidelands.

	Nine Months Ended March 31,
	2013	2012	% Change
	(Unaudited)
Oil
Bbls sold	15,792	21,334	(26)%
Average price	$108.45	$113.80	(5)%
Natural gas
Mcf sold	79,319	110,256	(28)%
Average price	$3.79	$4.95	(23)%

General and administrative expenses decreased to $219,011 for the nine months ended March 31, 2013 from $232,228 for the comparable period in 2012, primarily due to decreased professional fees and expenses.

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

As of March 31, 2013, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
U.S. Trust, Bank of America Private Wealth Management, Trustee

May 10, 2013	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President