Form 10-K
period 2013-06-30
MARINE PETROLEUM TRUST
filed 2013-09-26
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $24.8 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of September 24, 2013 was 2,000,000.

PART I

ITEM 1.	BUSINESS

Organization. Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. The Trust was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, under license agreements and amendments thereto between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, the Gulf interests are now held by Chevron Corporation (“Chevron”) and its assignees.

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

The Indenture prohibits the operation of any kind of trade or business by the Trust and also provides that the term of the Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

The Trust’s wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” collectively with the Trust, “Marine”), holds title to interests in properties subject to the Trust’s interests that are situated offshore of Louisiana. Ninety-eight percent of all oil, natural gas, and other mineral royalties collected by MPC, less the receiving and collection costs are retained by and delivered to the Trust. MPC retains the remaining two percent of the overriding royalties along with other items of income and expense until the board of directors declares a dividend out of the corpus. MPC, like the Trust, is prohibited from engaging in a trade or business and only does those things that are necessary for the administration and liquidation of its properties. Marine’s only industry segment or purpose is the administration and collection of royalties.

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

Marine also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate Texas trust, which owns interests in four leases covering an aggregate of 17,188 gross acres. The term of the Tidelands royalty trust will expire in 2021, unless extended by the affirmative vote of the holders of a majority of the outstanding units of beneficial interest. Tidelands’ indenture provides that the corporate trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Pursuant to the Indenture, such distributions are to be made within 15 days of the record date. Distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by its subsidiary that are retained by and delivered to Tidelands on a quarterly basis, less (iii) administrative expenses of Tidelands. Marine recommends that you read Tidelands’ public filings for a description of its risks, business, properties and financial condition and results of operations.

As of the date of filing of this Annual Report on Form 10-K, the leases subject to Marine’s interests cover an aggregate of 217,056 gross acres (including Tidelands’ interest in 17,188 gross acres). These leases will remain in force until the leases terminate or expire pursuant to their respective terms. Leases may be voluntarily released by the working interest owner after oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover and produce sufficient reserves to make development economically worthwhile. In addition, the U.S. federal government may terminate a lease if the working interest owner fails to develop a lease once it is acquired.

For the fiscal year ended June 30, 2013, approximately 83% of Marine’s royalty revenues were attributable to the sale of oil and approximately 17% of Marine’s royalty revenues were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2013	2012	2011
Chevron USA, Inc.	73%	67%	57%
Century Exploration Company	6%	7%	8%
Walter Oil & Gas Corporation	4%	7%	11%
Anglo Suisse Offshore Partners LLP	4%	5%	5%
Apache Corporation	3%	5%	4%
Energy XXI GOM LLC	1%	1%	2%
McMoran Oil & Gas LLC	1%	1%	2%
W&T Offshore Inc.	—	—	2%
Others	8%	7%	9%

	100%	100%	100%

In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 9%, 9%, and 17% of Marine’s revenues for the fiscal years ended June 30, 2013, 2012 and 2011, respectively. Tidelands has reported that royalty revenues from Black Elk Energy Offshore Operations, LLC, Devon Energy Production Company LP, Apache Corporation, W&T Offshore, Inc. and JX Nippon Oil & Gas Exploration Corp. (NOEX) accounted for more than 95% of Tidelands’ royalty revenue for each of the years ended December 31, 2012, 2011 and 2010.

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

The ability of Marine to receive revenues is entirely dependent upon its rights with respect to the leases held by Chevron and its assignees in the Gulf of Mexico (as more fully described in “Item 2. Properties” below). Moreover, no revenues are payable to Marine until sales of production commence from any such lease.

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

Marine’s overriding royalty interests apply only to existing leases and do not apply to new leases that Chevron or its assignees may acquire. Therefore, Chevron and its assignees are no longer obligated to assign Marine an interest out of any lease that they acquire. In addition, Marine is not permitted to carry on any business, including making investments in additional oil and natural gas interests. Marine will continue to be entitled to receive payments on its existing leases, so long as the leases are active properties. Once the leases terminate or expire, any overriding royalties payable to Marine will terminate and Marine will not be able to acquire any additional or replacement royalty interests.

Royalty interests are depleting assets and may deplete faster than expected or in their entirety.

The net proceeds payable to Marine are derived from the sale of depleting assets. Accordingly, the portion of the distributions to unitholders that are attributable to depletion may be considered a return of capital as opposed to a return on investment. Distributions that are considered a return of capital will ultimately diminish the depletion tax benefits available to unitholders, which could reduce the market value of the units over time.

The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the leases will likely affect the quantity of proved reserves. The timing and size of these projects will depend on the market prices of oil and natural gas. If operators of the leases do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently experienced by Marine. Eventually, the properties in the leases will stop producing in commercial quantities, and Marine will cease to be entitled to receive any distributions of net proceeds therefrom.

Oil and natural gas prices are volatile and fluctuate due to a number of factors, and lower prices reduce royalty payments to Marine and distributions to its unitholders.

Marine’s quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. A significant downward movement in the prices for oil and natural gas could have a material adverse effect on Marine’s distributable income, which could decrease the distributions to unitholders and the market price for the units. Historically, prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Marine’s control. These factors include, but are not limited to:

•	political conditions worldwide, and in particular, political disruptions, terrorist activities, wars or other armed conflicts in oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of domestic and foreign oil and natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.

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

The public trading price for the units tends to be tied to recent and expected levels of cash distributions on the units. The amounts available for distribution by Marine vary in response to numerous factors outside of Marine’s control, including prevailing prices for oil and natural gas produced from properties on the leases. The market price of the units is not necessarily indicative of the value that Marine would realize if it sold its interest in the properties on the leases to a third party buyer and distributed the net proceeds to its unitholders, since Marine’s assets are depleting assets, and a portion of each cash distribution paid on the units may be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder for the unit.

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

The trading volume of our units has historically been low. As a result, sales of small amounts of units in the public market could cause the price of units to fluctuate greatly, including in a materially adverse manner. In addition, more active trading market for our units may not develop, or if developed, may not continue, and a unitholder may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our units.

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

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2013, four working interest owners accounted for 87% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

The owner of any properties in the leases may transfer any of the properties to another unrelated third party, which could reduce the amount of royalty payments that are received.

The working interest owners may at any time transfer all or part of property in a lease to another unrelated third party. Unitholders are not entitled to vote on any transfer, and Marine will not receive any proceeds from any such transfer. Following any transfer, the lease will continue to be subject to Marine’s royalty interest, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to Marine its royalty interest on the transferred portion of the lease, and the transferor of the transferred property would have no continuing obligation to Marine for that property. Any such transferee may not be as financially sound as the current working interest owner.

The owner of any properties in the leases may abandon any property, terminating the related royalty interest Marine may hold.

The current working interest owners or any transferee may abandon any well or property that is subject to Marine’s royalty interest if it believes that the well or property can no longer produce in commercially economic quantities or for any other reason. This would terminate Marine’s royalty interest relating to the abandoned well or property.

The Trustee, Marine and the Trust’s unitholders do not control the operation or development of the properties in the leases and have little influence over their operation or development.

The Trustee, Marine and the Trust’s unitholders have little, if any, influence or control over the operation or future development of the underlying properties of the leases. The properties underlying the leases are owned by independent working interest owners. The working interest owners manage the underlying properties and handle the receipt and payment of funds relating to the leases and payments to Marine for its royalty interests. The current working interest owners are under no obligation to continue operating the properties. The failure of a working interest owner to conduct its operations, discharge its obligations, cooperate with regulatory agencies or comply with laws, rules and regulations in a proper manner could have an adverse effect on net proceeds payable to Marine. The Trustee, Marine and the Trust’s unitholders do not have the right to replace an operator.

Important reserve and other information with respect to the particular leases subject to Marine’s royalty interest is unreasonably difficult to obtain.

The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Marine’s interests, including, but not limited to, (i) reserves, (ii) the availability of oil and natural gas, (iii) the average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Marine does not have access to engineering data regarding these leaseholds and believes that such information would have been compiled principally by or for the working interest owners of these leaseholds and such information is unreasonably difficult for Marine to obtain.

Terrorism and continued geopolitical hostilities could adversely affect Marine’s distributions to its unitholders or the market price of its units.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response to such attacks or threats, could cause instability in the global financial, oil and natural gas markets. Terrorism and other geopolitical hostilities could adversely affect the Trust’s distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of oil and natural gas supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.

Unitholders have limited voting rights.

Voting rights as a unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of unitholders or for an annual or other periodic re-election of the Trustee. Unlike corporations, which are generally governed by boards of directors that are elected by their equity holders, the Trust is administered by a corporate trustee in accordance with the Indenture and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.

The limited liability of the unitholders is uncertain.

The unitholders are not protected from the liabilities of the Trust to the same extent that a shareholder would be protected from a corporation’s liabilities. The structure of the Trust as a trust does not include the interposition of a limited liability entity, such as a corporation or limited partnership, which would provide further limited liability protection to unitholders. While the Trust is liable for any excess liabilities incurred if the Trustee fails to ensure that such liabilities are to be satisfied only out of the Trust’s assets, under the laws of the State of Texas, which are unsettled on this point, a unitholder may be jointly and severally liable for any liability of the Trust if (i) the satisfaction of such liabilities was not contractually limited to the assets of the Trust and (ii) the assets of the Trust and the Trustee are not adequate to satisfy such liability. As a result, unitholders may be exposed to personal liability.

Marine’s royalty interest can be sold and the Trust can be terminated.

The Trust may be terminated and the Trustee may sell Marine’s royalty interests if holders of 80% or more of the units of beneficial interest of the Trust approve the sale and vote to terminate the Trust. Following any such termination and liquidation, the net proceeds of any sale would be distributed to the unitholders and unitholders would receive no further distributions from the Trust. Any such sale may not be on terms acceptable or favorable to all unitholders.

The operators of the oil and natural gas leases are subject to extensive governmental regulation.

Oil and natural gas operators have been, and in the future will be, affected by Federal, state and local laws and regulations and other political developments, such as price or gathering rate controls, drilling regulations, and environmental protection regulations, including the regulation of hydraulic fracturing. Although Marine is unable to predict changes to existing laws and regulations, such changes could significantly impact Marine’s overriding royalty interests.

Cash held by the Trustee is not insured by the Federal Deposit Insurance Corporation.

Currently, cash held by Marine that is reserved for the payment of accrued liabilities and estimated future expenses and distributions to unitholders is typically held in cash deposits, U.S. Treasury and agency bonds and money market accounts. Marine places such reserve cash with financial institutions that Marine considers credit worthy and limits the amount of credit exposure from any one financial institution. However, none of these accounts are insured by the Federal Deposit Insurance Corporation. In the event that any such financial institution becomes insolvent, Marine may be unable to recover any or all such cash from the insolvent financial institution. Any loss of such cash may have a material adverse effect on Marine’s cash balances and any distributions to unitholders.

Financial information of Marine is not prepared in accordance with generally accepted accounting principles in the United States.

The financial statements of Marine are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting that differs from generally accepted accounting principles in the United States (“GAAP”). Although the basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), the financial statements of Marine differ from financial statements prepared in accordance with GAAP because royalty income is recognized in the month it is received rather than in the month of production, expenses are recorded in the month paid rather than in the month incurred and reserves may be established for contingencies that would not be recorded under GAAP.

If Marine becomes subject to the Texas franchise tax, the Trustee may have to withhold amounts from future distributions to pay the tax liability.

The State of Texas imposes a franchise tax that applies to most business entities doing business in Texas. Trusts, however, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), that meet certain statutory requirements are exempt from the franchise tax as “passive entities.”

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2013 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.

If the Trust is exempt from the Texas state franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. Each unitholder is urged to consult its own tax advisor regarding its possible Texas franchise tax liability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

General. Marine is not engaged in oil and natural gas exploration or production operations, and its only industry segment or purpose is the administration and collection of royalties. Marine’s income is based upon the oil and natural gas operations of third parties. Marine’s income is derived from contracts that provide for payments in the nature of overriding royalties made to Marine based on oil and natural gas sales from certain leases in the Gulf of Mexico. Marine does not own or directly lease any physical properties.

Reserves. As indicated above, Marine is not engaged in the exploration or production of oil or natural gas. Marine’s income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico. Marine does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable to such working interests (nor the present value of future net cash flows from such reserves), and Marine is not entitled to receive such data from the owners of the working interests from which its interests are derived. Similarly, Tidelands does not have access to the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable to such working interests. See also “—Difficulty in Obtaining Certain Data.” Since Marine does not have access to this reserve information, Marine is unable to compute the standardized measure of discounted future net cash flows attributable to such working interests.

Marine did not file any reports during the fiscal year ended June 30, 2013 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the weighted average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2013	2012	2011
Net quantities sold:
Oil (in barrels (“bbls”))	21,135	26,896	24,207
Natural gas (in thousands of cubic feet (“mcf”))	108,894	139,328	145,719
Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$109.63	$115.00	$88.23
Natural gas (per mcf) (1)	$3.79	$4.75	$4.92

(1)	The weighted average sales price is calculated from data provided by the operators.

Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Productive Wells. Based on the latest public records reviewed by Marine from the Bureau of Ocean Energy Management, Regulation and Enforcement, a division of the U.S. government, there were approximately 196 gross active wells subject to Marine’s interests (excluding its interest in Tidelands). Marine believes that the term “active wells” is synonymous with the term “productive wells” as defined in Item 1205 of Regulation S-K. While Marine believes that most of the active wells produce both oil and natural gas, Marine is unable to determine the actual number of wells classified as either oil or natural gas wells without unreasonable effort and expense. See “—Difficulty in Obtaining Certain Data.”

Drilling Activity. The following table shows the number of wells drilled or recompleted in which Marine has an interest (excluding its interest in Tidelands) for each of its last three fiscal years:

	Fiscal Year Ended June 30,
	2013	2012	2011
Development
Oil	5	4	14
Natural Gas	3	4	10
Dry	2	0	0

Totals	10	8	24

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. As of September 3, 2013, Marine had an overriding royalty interest (including its interest in Tidelands) in 59 different oil and natural gas leases covering an aggregate of 217,056 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

Leases Granted by(1):	Producing Acreage
United States	211,526
State of Texas	640
State of Louisiana	4,890

217,056

(1)	Leases are typically granted for a term of five years, during which the lease owner must establish commercial production, or the lease expires. Marine’s overriding royalty area is determined by a contract that defines the area in which Marine is entitled to receive a royalty interest. In some cases, that area does not cover an entire lease block. In those cases, Marine’s royalty interest only applies to the area that lies within the lease. Of the aggregate of 217,056 total gross acres in which Marine has an overriding royalty interest, there are 210 gross acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.

The overriding royalty interest owned by Marine is three-fourths of 1% of the working interest held by Chevron or its assigns. The fractional interest therefore varies from lease to lease. The acreage weighted average of the fractional interest in all leases, including Marine’s interest in the leases held by Tidelands, is 0.5776%. The following table presents the acreage breakdown by fractional interests of Marine and Tidelands:

Trust	Gross Acres	Interest
Tidelands	17,188	1.01137%
Marine	105,672	0.7500%
Marine	1,527	0.5000%
Marine	40,151	0.3750%
Marine	52,518	0.2006%

Summary	217,056	0.5776%

Present Activities. As of September 3, 2013, public records indicated that four wells were either being drilled, re-drilled or worked over on tracts in which Marine has an interest. Public records indicated that operators had designated locations for two additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

Difficulty in Obtaining Certain Data. Marine’s only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Marine’s predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Marine’s interests, including, but not limited to, (i) reserves, (ii) the availability of oil and natural gas, (iii) the average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Marine does not have access to engineering data regarding these leaseholds and believes that such information would have been compiled principally by or for the working interest owners of these leaseholds, and that such information is unreasonably difficult for Marine to obtain. As a result, it appears that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 and Subpart 1200 of Regulation S-K.

ITEM 3.	LEGAL PROCEEDINGS

Neither the Trust nor MPC, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

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

	Sales Price		Distributions Per Unit
Quarter Ending	High	Low
September 30, 2011	$22.25	$18.20	$0.54
December 31, 2011	25.00	20.21	0.52
March 31, 2012	26.75	24.17	0.50
June 30, 2012	29.49	21.00	0.43
September 30, 2012	$26.00	$21.07	$0.38
December 31, 2012	22.72	11.72	0.29
March 31, 2013	18.00	13.89	0.34
June 30, 2013	17.45	14.22	0.40

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On June 30, 2013, these outstanding units of record were held by 325 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2013.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $50,750 for the distribution paid on June 28, 2013. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2013.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2013 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, U.S. Trust, Bank of America Private Wealth Management, P.O. Box 830650, Dallas, Texas 75283-0650.

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

	Fiscal Year Ended June 30,
	(Dollars in thousands, except per unit amounts)
	2013	2012	2011	2010	2009
Consolidated Statements of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$2,730	$3,755	$2,853	$2,109	$2,749
Oil and natural gas royalties from affiliate	266	356	591	835	1,419
Interest income	—	—	—	—	12

	$2,996	$4,111	$3,444	$2,944	$4,180

Expenses:
General and administrative	$274	$294	$256	$303	$380
Federal income taxes of subsidiary	—	—	—	—	(19)

	274	294	256	303	361

Distributable income	$2,722	$3,817	$3,188	$2,641	$3,819

Distributions to unitholders	$2,814	$3,990	$2,985	$2,536	$4,436

Distributable income per unit	$1.36	$1.91	$1.59	$1.32	$1.91

Distributions per unit	$1.41	$2.00	$1.49	$1.27	$2.22

	At June 30,
	2013	2012	2011	2010	2009
Consolidated Statements of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$1,096	$1,187	$1,360	$1,158	$1,053

Trust corpus	$1,096	$1,187	$1,360	$1,158	$1,053

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies. The financial statements of Marine have been prepared on the modified cash basis method and are not intended to present Marine’s financial position and results of operations in conformity with GAAP. Under the modified cash basis method:

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The March 2013 distribution of $0.335160 per unit increased from the December 2012 distribution of $0.293298 per unit, and the June 2013 distribution of $0.394608 per unit increased from the March 2013 distribution of $0.335160 per unit. As disclosed in a press release dated August 20, 2013, the September 2013 distribution of $0.351379 per unit will decrease from the June 2013 distribution of $0.394608 per unit.

Marine’s distributable income for fiscal 2013 amounted to $2,722,141, or $1.36 per unit, as compared to $3,816,713, or $1.91 per unit, in fiscal 2012 and $3,187,776, or $1.59 per unit, in fiscal 2011.

These results also include income from the Trust’s interest in Tidelands, which amounted to $265,588 for fiscal 2013, $355,643 for fiscal 2012 and $591,119 for fiscal 2011. Income from Tidelands contributed approximately 9% of Marine’s royalty income for fiscal 2013 as compared to 9% and 17% of Marine’s royalty income for fiscal 2012 and 2011, respectively.

The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2013	2012	2011
Wells Drilled or Recompleted (Gross)	10	8	24
Active Wells (Gross)	196	206	206

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal 2013, 2012 and 2011, excluding the Trust’s interest in Tidelands.

	Fiscal Year Ended June 30,
	2013	2012	2011
Income from:
Oil royalties	$2,317,044	$3,093,122	$2,135,847
Natural gas royalties	$413,179	$662,436	$716,560
Totals	$2,730,223	$3,755,558	$2,852,407
Net quantities sold:
Oil (bbls)	21,135	26,896	24,207
Natural gas (mcf)	108,894	139,328	145,719
Average price:
Oil (per bbl) (1)	$109.63	$115.00	$88.23
Natural gas (per mcf) (1)	$3.79	$4.75	$4.92

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2013 Compared to Fiscal Year 2012. During fiscal 2013, Marine received approximately 83% of its royalty income from the sale of oil and 17% of its royalty income from the sale of natural gas, as compared to approximately 82% of its royalty income from the sale of oil and 18% of its royalty income from the sale of natural gas in fiscal 2012. Income from oil and natural gas royalties in fiscal 2013 decreased approximately 27% from fiscal 2012, primarily due to a decrease in production of oil and natural gas and a decrease in prices realized for oil and natural gas.

Revenue from oil royalties amounted to $2,317,044 in fiscal 2013, a decrease from the $3,093,122 realized in fiscal 2012. The average price realized for a barrel of oil decreased to $109.63 from the $115.00 realized in fiscal 2012. In fiscal 2013, oil production decreased to 21,135 bbls from the 26,896 bbls produced in fiscal 2012.

Revenue from natural gas royalties amounted to $413,179 in fiscal 2013, a decrease from the $662,436 realized in fiscal 2012. In fiscal 2013, the average price per mcf of natural gas decreased to $3.79 from the $4.75 realized in fiscal 2012. In fiscal 2013, natural gas production decreased to 108,894 mcf from the 139,328 mcf produced in fiscal 2012.

General and administrative expenses for fiscal 2013 amounted to $273,736, a decrease from the $294,517 recorded in fiscal 2012, due to a decrease in professional fees and expenses.

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

As an administrator of oil and natural gas royalty properties, the Trust collects income monthly, pays expenses of administration and disburses all distributable income collected to its unitholders each quarter, less an amount reserved for accrued liabilities and estimated future expenses. Because all of Marine’s revenues are invested in liquid funds pending distribution, Marine does not experience liquidity problems.

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

Due to the short length of time between receipts and disbursements, cash held by the Trust is held in a non-interest bearing trust account, and there is no material interest rate risk. Oil and natural gas royalties received by MPC prior to delivery of the 98% net profits interest to the Trust are held in money market accounts that invest in U.S. Treasury securities and are considered not subject to interest rate risk. The corpus of MPC is held in either money market accounts or U.S. Treasury or agency securities that are held to maturity. Funds held in money market accounts and U.S. Treasury securities that mature in less than one year are considered not subject to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements listed in the following index, together with the related notes and the report of Weaver and Tidwell, L.L.P., independent registered public accounting firm, are presented on the following pages and are incorporated by reference herein.

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

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2013, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2013. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

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

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and is not aware of any beneficial owner of more than ten percent of the units of beneficial interest who failed to file reports required by Section 16(a) under the Exchange Act on a timely basis during the fiscal year ended June 30, 2013.

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation(1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2013	$34,236
	2012	$35,225
	2011	$33,024

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of September 10, 2013:

	Amount and Nature of
Name and Address	Beneficial Ownership	Percent of Class
Robert H. Paslay	204,368 units	10.2%
1007 Gasserway Circle
Brentwood, TN 37027
Patricia Martin	174,529 units	8.7%
110 Woodbine Place
Missoula, MT 59803

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2013. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

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

Fiscal Year	Amount Paid
2013	$36,000
2012	$31,200
2011	$60,000

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2013 and 2012 were as follows:

	2013	2012
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

(a) Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.

The consolidated financial statements of Tidelands, together with the related notes and the report of Weaver and Tidwell, L.L.P., independent registered public accounting firm, as contained in its Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC and filed herewith as Exhibit 99.1, are hereby incorporated herein by reference.

(b) Exhibits:

4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001 (File No. 000-08565), and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002 (File No. 000-08565), and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of Tidelands Royalty Trust “B” for the year ended December 31, 2012, and reports of Weaver and Tidwell, L.L.P. and KPMG LLP independent registered public accounting firms.

*	Filed herewith.

(c) Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Trustee and Holders of Trust Units of

Marine Petroleum Trust and Subsidiary

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2013 and 2012, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2013. The Trustee is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary as of June 30, 2013 and 2012, and its distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2013, in conformity with the modified cash basis of accounting described in Note 2 to the consolidated financial statements.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

September 26, 2013

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2013 and 2012

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$1,092,719	$1,184,244
Federal income taxes refundable	2,800	2,800
Producing oil and gas properties	7	7

Total assets	$1,095,526	$1,187,051

Liabilities and Trust Corpus
Current liabilities:
Federal income taxes payable	—	—

Total current liabilities	$—	$—

Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	1,095,526	1,187,051

	$1,095,526	$1,187,051

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2013	2012	2011
Income:
Oil and natural gas royalties	$2,730,223	$3,755,558	$2,852,407
Oil and natural gas royalties from affiliate	265,588	355,643	591,119
Interest income	66	29	—

Total income	$2,995,877	$4,111,230	3,443,526
Expenses:
General and administrative	273,736	294,517	255,750

Distributable income before Federal income taxes	2,722,141	3,816,713	3,187,776
Federal income taxes of subsidiary	—	—	—

Distributable income	$2,722,141	$3,816,713	$3,187,776

Distributable income per unit	$1.36	$1.91	$1.59

Distributions per unit	$1.41	$2.00	$1.49

Units outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2013	2012	2011
Trust corpus, beginning of year	$1,187,051	$1,360,392	$1,157,886
Distributable income	2,722,141	3,816,713	3,187,776
Distributions to unitholders	(2,813,666)	(3,990,054)	(2,985,270)

Trust corpus, end of year	$1,095,526	$1,187,051	$1,360,392

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

The Trust is to continue until June 1, 2021, or until such later date as holders of the units owning a majority of the outstanding units may designate, but in any event, not more than 20 years from such designation. However, the unitholders owning eighty percent (80%) or more of the outstanding units may terminate the Trust on any date.

(b) Principles of Consolidation

The consolidated financial statements include the Trust and its wholly-owned subsidiary, MPC. All material intercompany accounts and transactions have been eliminated upon consolidation.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 1, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2013, the Trust’s tax years 2009 through 2012 remain subject to examination.

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

Marine had cash and cash equivalents of $1,092,719 and $1,184,244 at June 30, 2013 and 2012, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h) Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2013	2012	2011
Chevron USA, Inc.	73%	67%	57%
Century Exploration Company	6%	7%	8%
Walter Oil & Gas Corporation	4%	7%	11%
Anglo Suisse Offshore Partners LLP	4%	5%	5%
Apache Corporation	3%	5%	4%
Energy XXI GOM LLC	1%	1%	2%
McMoran Oil & Gas LLC	1%	1%	2%
W&T Offshore Inc.	—	—	2%
Others	8%	7%	9%

	100%	100%	100%

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

(3) Investment in Affiliate – Tidelands Royalty Trust “B”

At June 30, 2013 and 2012, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a market value $2,148,739 and $2,374,921 at June 30, 2013 and 2012, respectively, based on the closing price of Tideland’s units on the OTC Bulletin Board on such dates.

Administrative expenses are shared by MPC and Tidelands Royalty Trust “B” Corporation, a wholly-owned subsidiary of Tidelands, in the ratio of each of MPC’s and Tidelands Royalty Trust “B” Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$670,621	$874,478
Oil, natural gas and other mineral properties	2	2
Federal taxes refundable	—	—

Total assets	$670,623	$874,480

Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	$108,039	$174,703

Total current liabilities	$108,039	$174,703

Trust Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	$562,584	$699,777

	$670,623	$874,480

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2013	2012	2011
Income	$757,400	$1,150,165	$1,678,547
Expenses	206,620	173,330	236,670

Distributable income before Federal income taxes	550,780	976,835	1,441,877
Federal income taxes of Tidelands’ subsidiary (refundable)	(6,319)	(6,719)	—

Distributable income	$557,099	$983,554	$1,441,877

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

(4) Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2013 and 2012 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas Royalties	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2011	$1,133,561	$36,657	$1,096,904	$0.55
December 31, 2011	1,085,178	112,014	973,164	0.49
March 31, 2012	1,059,564	86,359	973,205	0.49
June 30, 2012	832,927	59,487	773,440	0.38

	$4,111,230	$294,517	$3,816,713	$1.91

Quarter ended:
September 30, 2012	$696,342	$35,480	$660,862	$0.33
December 31, 2012	707,574	104,796	602,778	0.30
March 31, 2013	811,742	78,735	733,007	0.37
June 30, 2013	780,219	54,725	725,494	0.36

	$2,995,877	$273,736	$2,722,141	$1.36

(5) Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2013	2012	2011
Marine:
Oil (bbls)	21,135	26,896	24,207

Gas (mcf)	108,894	139,328	145,719

Tidelands:
Oil (bbls)	4,271	6,746	2,596

Gas (mcf)	86,336	78,554	73,176

(6) Texas Franchise Tax

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or that are otherwise doing business, in Texas. Under the Texas franchise tax statute, a 1% tax (in certain cases not applicable here, the tax rate is 0.5%) is imposed on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs, as provided under the statute. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the Texas franchise tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.

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

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. The Trust anticipates that it will be a passive entity in the tax year ending in 2013.

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

Date: September 26, 2013	By:	/s/ Ron E. Hooper
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

Dated: September 26, 2013	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)