Form 10-Q
period 2013-09-30
MARINE PETROLEUM TRUST
filed 2013-11-12
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 8, 2013, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2013 and June 30, 2013

	September 30, 2013	June 30, 2013
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,107,242	$1,092,719
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$1,110,049	$1,095,526

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,110,049	$1,095,526

	$1,110,049	$1,095,526

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Income:
Oil and natural gas royalties	$746,441	$626,575
Oil and natural gas royalties from affiliate	35,375	69,749
Interest income	19	18

Total income	781,835	696,342
Expenses:
General and administrative	64,554	35,480

Distributable income before federal income taxes	717,281	660,862
Federal income taxes of subsidiary	—	—

Distributable income	$717,281	$660,862

Distributable income per unit	$0.36	$0.33

Distributions per unit	$0.35	$0.38

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Trust corpus, beginning of period	$1,095,526	$1,187,051
Distributable income	717,281	660,862
Distributions to unitholders	(702,758)	(767,534)

Trust corpus, end of period	$1,110,049	$1,080,379

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The financial statements included herein are unaudited, but in the opinion of the Trustee (as defined herein) of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

Note 2. Basis of Accounting

The financial statements of Marine are prepared on the modified cash basis method and are not intended to present Marine’s financial position and results of operations in conformity with generally accepted accounting principles in the United States (“GAAP”). Under the modified cash basis method the financial statements of Marine differ from financial statements prepared in conformity with GAAP because of the following:

•	Royalty income is recognized in the month when received by Marine rather than in the month of production.

•

Marine’s expenses (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis in the month paid rather than in the month incurred. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary, which would not be recorded under GAAP.

•	Distributions to unitholders are recognized when declared by the trustee of the Trust.

The modified cash basis method of accounting corresponds to the accounting principles permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts (“SAB 12:E”).

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At September 30, 2013 and 2012, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Income	$149,566	$199,579

Expenses	35,393	45,929

Distributable income before Federal income taxes	114,173	153,650
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable income	$114,173	$153,650

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2013, the latest period for which such information is publicly available in Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2013. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

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

Liquidity and Capital Resources

As stated in the Indenture, there is no requirement for capital due to the limited purpose of the Trust. The Trust’s only obligation is to distribute the distributable income that is actually collected to unitholders. As an administrator of oil and natural gas royalty interests, the Trust collects royalties monthly, pays administrative expenses and disburses all net royalties that are collected to its unitholders each quarter.

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were three new well completions made during the three months ended September 30, 2013 on leases in which Marine has an interest. As of November 1, 2013, public records also indicated that there were three wells in the process of being drilled or recompleted on other leases in which Marine has an interest. There is no assurance that such wells will be drilled or recompleted, and if they are drilled or recompleted, that they will be successful.

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

Critical Accounting Policies and Estimates

In accordance with the SAB 12:E, Marine uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Marine (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Marine also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under GAAP.

Marine did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2013. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 for a detailed discussion of its critical accounting policies.

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

The volume of oil and natural gas produced and the selling prices of such oil and natural gas are the primary factors in calculating overriding royalty payments. Production is affected by the natural production decline of the producing wells, the number of new wells drilled and the number of existing wells that are re-worked and placed back in production on the leases. Production from existing wells is anticipated to decrease in the future due to normal well depletion. The operators do not provide Marine with information regarding future drilling or re-working operations that could impact the oil and natural gas production from the leases for which Marine has an overriding royalty interest.

Summary of Operating Results

During the three months ended September 30, 2013, royalty income from the sale of oil represented 87% of Marine’s total royalty income and royalty income from the sale of natural gas represented 13% of Marine’s total royalty income, excluding its interest in Tidelands. During the three months ended September 30, 2012, royalty income from the sale of oil represented 85% of Marine’s total royalty income and royalty income from the sale of natural gas represented 15% of Marine’s total royalty income, excluding its interest in Tidelands. Royalty income includes oil and natural gas royalties that Marine receives from producers. During the three months ended September 30, 2013, distributions received from Tidelands accounted for 5% of Marine’s total income. During the three months ended September 30, 2012, distributions received from Tidelands accounted for 10% of Marine’s total income.

Distributable income per unit for the three months ended September 30, 2013 increased to $0.36 as compared to $0.33 for the comparable period in 2012. Distributions per unit amounted to $0.35 per unit for the three months ended September 30, 2013, a decrease from distributions of $0.38 per unit for the comparable period in 2012. During the three months ended September 30, 2013, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the three months ended September 30, 2013, excluding the Trust’s interest in Tidelands, oil production increased by 1,265 barrels (bbls) and natural gas production decreased by 4,014 thousand cubic feet (mcf) from the levels realized for the comparable period in 2012. For the three months ended September 30, 2013, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased $3.13 per bbl to $105.90 per bbl from the average price realized for the comparable period in 2012 and the average price realized for natural gas increased $0.71 per mcf to $4.34 per mcf from the average price realized for the comparable period in 2012.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)		Distributable
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Income Per Unit	Distributions Per Unit
June 30, 2012	5,562	29,072	$0.39	$0.43
September 30, 2012	4,878	26,091	$0.33	$0.38
December 31, 2012	4,998	23,924	$0.30	$0.30
March 31, 2013	5,916	29,304	$0.37	$0.33
June 30, 2013	5,343	29,575	$0.36	$0.40
September 30, 2013	6,143	22,077	$0.36	$0.35

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Income from oil and natural gas royalties increased $119,866 to $746,441 during the three months ended September 30, 2013 from $626,575 realized for the comparable period in 2012. Royalties increased for the three months ended September 30, 2013 primarily due to a 26% increase in the production of oil and a 20% increase in the average realized price for natural gas as compared to the comparable period in 2012.

Distributable income increased to $717,281 for the three months ended March 31, 2013 from $660,862 realized for the comparable period in 2012.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2013 increased to $650,543 from $531,830 realized for the comparable period in 2012. The volume of oil sold in the three months ended September 30, 2013 increased by 1,265 bbls, while the average price realized for oil decreased $3.13 per bbl to $105.90 per bbl for the three months ended September 30, 2013 from $109.03 per bbl realized for the comparable period in 2012.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2013 increased to $95,898 from $94,745 for the comparable period in 2012. The volume of natural gas sold in the three months ended September 30, 2013 decreased by 4,014 mcf, and the average price realized for natural gas increased $0.71 per mcf to $4.34 per mcf for the three months ended September 30, 2013 from $3.63 per mcf realized for the comparable period in 2012.

Income from distributions received from Tidelands for the three months ended September 30, 2013 decreased to $35,375 from $69,749 for the comparable period in 2012.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2013, and those realized for the comparable period in 2012, excluding the Trust’s interest in Tidelands.

	Three Months Ended September 30,
	2013	2012	% Change
	(unaudited)
Oil
Bbls sold	6,143	4,878	26%
Average price	$105.90	$109.03	(3)%
Natural gas
Mcf sold	22,077	26,091	(15)%
Average price	$4.34	$3.63	20%

General and administrative expenses increased to $64,554 for the three months ended September 30, 2013 from $35,480 for the comparable period of 2012, primarily due to the timing of payment of professional fees and expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Marine did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Marine’s market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

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

As of September 30, 2013, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed under the heading “Item 1A. Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2013.

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

MARINE PETROLEUM TRUST
U.S. Trust, Bank of America Private Wealth Management, Trustee

November 12, 2013	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President