Form 10-Q
period 2013-12-31
MARINE PETROLEUM TRUST
filed 2014-02-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

As of February 11, 2014, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2013 and June 30, 2013

ASSETS

	December 31, 2013	June 30, 2013
	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$1,251,285	$1,092,719
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$1,254,092	$1,095,526

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,254,092	$1,095,526

	$1,254,092	$1,095,526

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2013 and 2012

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Income:
Oil and natural gas royalties	$932,242	$631,964	$1,678,683	$1,258,539
Oil and natural gas royalties from affiliate	38,345	75,595	73,720	145,344
Interest income	18	15	37	33

Total income	970,605	707,574	1,752,440	1,403,916
Expenses:
General and administrative	69,590	104,796	134,144	140,276

Distributable income before federal income taxes	901,015	602,778	1,618,296	1,263,640
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$901,015	$602,778	$1,618,296	$1,263,640

Distributable income per unit	$0.45	$0.30	$0.81	$0.63

Distributions per unit	$0.38	$0.30	$0.73	$0.68

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2013 and 2012

(Unaudited)

	Six Months Ended December 31,
	2013	2012
Trust corpus, beginning of period	$1,095,526	$1,187,051
Distributable income	1,618,296	1,263,640
Distributions to unitholders	(1,459,730)	(1,354,130)

Trust corpus, end of period	$1,254,092	$1,096,561

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At December 31, 2013 and 2012, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2013	Three Months Ended December 31, 2012	Six Months Ended December 31, 2012
Income	$149,566	$266,478	$466,057

Expenses	35,393	34,005	79,934

Distributable income before Federal income taxes	114,173	232,473	386,123
Federal income taxes of Tidelands’ subsidiary	—	—	—

Distributable income	$114,173	$232,473	$386,123

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Tidelands has not yet filed its financial statements for the fiscal year ended December 31, 2013 with the SEC. Therefore, the Condensed Consolidated Statements of Distributable Income of Tidelands have been taken from Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2013, the latest period for which such information is publicly available. Reference should be made to Tidelands’ public filings for current information concerning Tidelands’ financial position and results of operations.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were five new well completions made during the three months ended December 31, 2013 on leases in which Marine has an interest. As of February 6, 2014, public records also indicated that there were three wells in the process of being drilled or recompleted on other leases in which Marine has an interest. There is no assurance that such wells will be drilled or recompleted, and if they are drilled or recompleted, that they will be successful.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended December 31, 2013. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

There are no new pronouncements that are expected to have a significant impact on Marine’s financial statements.

Recent Developments

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2014, the Trustee will be resigning as trustee of the Trust, subject to the conditions set forth below. The Trustee intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee to be approved by written consent of the unitholders of the Trust.

The Trustee’s resignation is conditioned on the satisfaction or waiver by the Trustee of the following:

•	The appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which the Trustee currently serves as trustee).

•	The appointment of Southwest Bank or another successor trustee as trustee of the Trust and five other royalty trusts for which the Trustee currently serves as trustee and as agent under a disbursing arrangement for which the Trustee currently serves as agent.

•	The accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between the Trustee and Southwest Bank.

•	No governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, the Trustee’s resignation or the other actions described above.

The effective date of the Trustee’s resignation shall be May 30, 2014, assuming all of the conditions described above have been satisfied or waived by the Trustee as of such date. If the conditions described above have not been satisfied or waived by the Trustee as of such date, the resignation shall be effective August 29, 2014, assuming all of the conditions described above have been satisfied or waived by the Trustee as of such date. If the resignation is not effective as of such later effective date, the Trustee will notify unitholders of the new effective date.

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

Summary of Operating Results

During the six months ended December 31, 2013, royalty income from the sale of oil represented 84% of Marine’s total royalty income and royalty income from the sale of natural gas represented 16% of Marine’s total royalty income, excluding its interest in Tidelands. During the six months ended December 31, 2012, royalty income from the sale of oil represented 85% of Marine’s total royalty income and royalty income from the sale of natural gas represented 15% of Marine’s total royalty income, excluding its interest in Tidelands. Royalty income includes oil and natural gas royalties that Marine receives from producers. During the six months ended December 31, 2013, distributions received from Tidelands accounted for 4% of Marine’s total income. During the six months ended December 31, 2012, distributions received from Tidelands accounted for 10% of Marine’s total income.

Distributable income per unit for the six months ended December 31, 2013 increased to $0.81 as compared to $0.63 for the comparable period in 2012. Distributions per unit amounted to $0.73 per unit for the six months ended December 31, 2013, an increase from distributions of $0.68 per unit for the comparable period in 2012. During the six months ended December 31, 2013, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the six months ended December 31, 2013, excluding the Trust’s interest in Tidelands, oil production increased by 4,221 barrels (bbls) and natural gas production increased by 2,776 thousand cubic feet (mcf) from the levels realized for the comparable period in 2012. For the six months ended December 31, 2013, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased $6.55 per bbl to $101.82 per bbl from the average price realized for the comparable period in 2012 and the average price realized for natural gas increased $0.84 per mcf to $4.60 per mcf from the average price realized for the comparable period in 2012.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2012	4,878	26,091	$0.33	$0.38
December 31, 2012	4,998	23,924	$0.30	$0.30
March 31, 2013	5,916	29,304	$0.37	$0.33
June 30, 2013	5,343	29,575	$0.36	$0.40
September 30, 2013	6,143	22,077	$0.36	$0.35
December 31, 2013	7,954	30,714	$0.45	$0.38

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

Income from oil and natural gas royalties increased $300,278 to $932,242 during the three months ended December 31, 2013 from $631,964 realized for the comparable period in 2012. Royalties increased for the three months ended December 31, 2013 primarily due to a 59% increase in the production of oil, a 28% increase in natural gas production and a 22% increase in the average realized price for natural gas as compared to the comparable period in 2012, offset partially by a 8% decrease in the average realized price for oil as compared to the comparable period in 2012.

Distributable income increased to $901,015 for the three months ended December 31, 2013 from $602,778 realized for the comparable period in 2012.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2013 increased to $784,901 from $538,430 realized for the comparable period in 2012. The volume of oil sold in the three months ended December 31, 2013 increased by 2,956 bbls, while the average price realized for oil decreased $9.05 per bbl to $98.68 per bbl for the three months ended December 31, 2013 from $107.73 per bbl realized for the comparable period in 2012.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2013 increased to $147,341 from $93,534 for the comparable period in 2012. The volume of natural gas sold in the three months ended December 31, 2013 increased by 6,790 mcf, and the average price realized for natural gas increased $0.86 per mcf to $4.77 per mcf for the three months ended December 31, 2013 from $3.91 per mcf realized for the comparable period in 2012.

Income from distributions received from Tidelands for the three months ended December 31, 2013 decreased to $38,345 from $75,595 for the comparable period in 2012.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2013, and those realized for the comparable period in 2012, excluding the Trust’s interest in Tidelands.

	Three Months Ended December 31,
	2013	2012	% Change
	(unaudited)
Oil
Bbls sold	7,954	4,998	59%
Average price	$98.68	$107.73	(8)%
Natural gas
Mcf sold	30,714	23,924	28%
Average price	$4.77	$3.91	22%

General and administrative expenses decreased to $69,590 for the three months ended December 31, 2013 from $104,796 for the comparable period of 2012, primarily due to decreased professional fees and expenses and timing of receipt and payment of certain invoices.

Results of Operations—Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012

Income from oil and natural gas royalties increased $420,144 to $1,678,683 during the six months ended December 31, 2013 from $1,258,539 realized for the comparable period in 2012. Royalties increased for the six months ended December 31, 2013 primarily due to a 43% increase in the production of oil, a 6% increase in natural gas production and a 22% increase in the average realized price for natural gas as compared to the comparable period in 2012, offset partially by a 6% decrease in the average realized price for oil as compared to the comparable period in 2012.

Distributable income increased to $1,618,296 for the six months ended December 31, 2013 from $1,263,640 realized for the comparable period in 2012.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2013 increased to $1,435,357 from $1,070,260 realized for the comparable period in 2012. The volume of oil sold in the six months ended December 31, 2013 increased by 4,221 bbls, while the average price realized for oil decreased $6.55 per bbl to $101.82 per bbl for the six months ended December 31, 2013 from $108.37 per bbl realized for the comparable period in 2012.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2013 increased to $243,326 from $188,279 for the comparable period in 2012. The volume of natural gas sold in the six months ended December 31, 2013 increased by 2,776 mcf, and the average price realized for natural gas increased $0.84 per mcf to $4.60 per mcf for the six months ended December 31, 2013 from $3.76 per mcf realized for the comparable period in 2012.

Income from distributions received from Tidelands for the six months ended December 31, 2013 decreased to $73,720 from $145,344 for the comparable period in 2012.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2013, and those realized for the comparable period in 2012, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2013	2012	% Change
	(unaudited)
Oil
Bbls sold	14,097	9,876	43%
Average price	$101.82	$108.37	(6)%
Natural gas
Mcf sold	52,791	50,015	6%
Average price	$4.60	$3.76	22%

General and administrative expenses decreased to $134,144 for the six months ended December 31, 2013 from $140,276 for the comparable period of 2012, primarily due to decreased professional fees and expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q.

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

As of December 31, 2013, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2013, except as follows:

The Trustee may not be able to resign or a new trustee may not be approved.

As previously discussed, the Trustee intends to resign as trustee of the Trust. The Trust cannot guarantee that the unitholders will consent to the replacement of the Trustee with Southwest Bank, and there is no guarantee that Southwest Bank will become the new trustee. If Southwest Bank does not become the new trustee, there can be no assurance that the Trustee will remain the trustee or that a different trustee will not be approved at a later date.

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

MARINE PETROLEUM TRUST U.S. Trust, Bank of America Private Wealth Management, Trustee

February 14, 2014	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President