Form 10-Q
period 2014-03-31
MARINE PETROLEUM TRUST
filed 2014-05-15
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2014 and June 30, 2013

	March 31, 2014	June 30, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,015,201	$1,092,719
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$1,018,008	$1,095,526

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,018,008	$1,095,526

	$1,018,008	$1,095,526

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Income:
Oil and natural gas royalties	$521,222	$754,599	$2,199,905	$2,013,137
Oil and natural gas royalties from affiliate	50,043	57,127	123,763	202,471
Interest income	18	16	54	49

Total income	571,283	811,742	2,323,722	2,215,657
Expenses:
General and administrative	84,274	78,735	218,418	219,011

Distributable income before federal income taxes	487,009	733,007	2,105,304	1,996,646
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$487,009	$733,007	$2,105,304	$1,996,646

Distributable income per unit	$0.24	$0.37	$1.05	$1.00

Distributions per unit	$0.36	$0.33	$1.09	$1.01

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2014 and 2013

(Unaudited)

	Nine Months Ended March 31,
	2014	2013
Trust corpus, beginning of period	$1,095,526	$1,187,051
Distributable income	2,105,304	1,996,646
Distributions to unitholders	(2,182,822)	(2,024,450)

Trust corpus, end of period	$1,018,008	$1,159,247

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. The financial statements included herein are unaudited, but in the opinion of U.S. Trust, Bank of America Private Wealth Management (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2014.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2014 and 2013, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Nine Months Ended March 31, 2014	Nine Months Ended March 31, 2013
Income	$512,455	$677,737

Expenses	107,881	106,132

Distributable income before Federal income taxes	404,574	571,605
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable income	$404,574	$571,605

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Please see Tidelands’ public filings for current information concerning Tidelands and its financial condition and results of operations.

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

The Trust’s wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”), holds title to interests in properties that are situated offshore of Louisiana because at the time the Trust was created, trusts could not hold these interests under Louisiana law. MPC is prohibited from engaging in a trade or business and only takes those actions that are necessary for the administration and liquidation of its properties.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended March 31, 2014 on leases in which Marine has an interest. As of May 14, 2014, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

Marine holds an overriding royalty interest that is equal to three-fourths of one percent of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 55 leases covering 199,868 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that Chevron may acquire. The Trust also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”). Tidelands has an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.

Critical Accounting Policies and Estimates

In accordance with the Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts, Marine uses the modified cash basis method of accounting. Under this accounting method, royalty income is recorded when received, and distributions to unitholders are recorded when declared by the Trustee of the Trust. Expenses of Marine (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis. Marine also reports distributable income instead of net income under the modified cash basis method of accounting. Cash reserves are permitted to be established by the Trustee for certain contingencies that would not be recorded under generally accepted accounting principles in the United States.

Marine did not have any changes in its critical accounting policies or estimates during the three months ended March 31, 2014. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

There are no new pronouncements that are expected to have a significant impact on Marine’s financial statements.

Recent Developments

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 9, 2014, the Trustee will be resigning as trustee of the Trust, subject to the conditions set forth below. The Trustee intends to nominate Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), as successor trustee to be approved by written consent of the unitholders of the Trust.

The Trustee’s resignation is conditioned on the satisfaction or waiver by the Trustee of the following:

•	The appointment of Southwest Bank as trustee of Sabine Royalty Trust (another royalty trust for which the Trustee currently serves as trustee);

•	The appointment of Southwest Bank or another successor trustee as trustee of the Trust and five other royalty trusts for which the Trustee currently serves as trustee and as agent under a disbursing arrangement for which the Trustee currently serves as agent;

•	The accuracy of certain representations and warranties and performance of certain agreements made by Southwest Bank in an agreement between the Trustee and Southwest Bank; and

•	No governmental injunction, order or other action that would prohibit Southwest Bank’s appointment, the Trustee’s resignation or the other actions described above.

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

Summary of Operating Results

During the nine months ended March 31, 2014, royalty income from the sale of oil represented 84% of Marine’s total royalty income and royalty income from the sale of natural gas represented 16% of Marine’s total royalty income, excluding its interest in Tidelands. During the nine months ended March 31, 2013, royalty income from the sale of oil represented 85% of Marine’s total royalty income and royalty income from the sale of natural gas represented 15% of Marine’s total royalty income, excluding its interest in Tidelands. Royalty income includes oil and natural gas royalties that Marine receives from producers. During the nine months ended March 31, 2014, distributions received from Tidelands accounted for 5% of Marine’s total income. During the nine months ended March 31, 2013, distributions received from Tidelands accounted for 9% of Marine’s total income.

Distributable income per unit for the nine months ended March 31, 2014 increased to $1.05 as compared to $1.00 for the comparable period in 2013. Distributions per unit amounted to $1.09 per unit for the nine months ended March 31, 2014, an increase from distributions of $1.01 per unit for the comparable period in 2013. During the nine months ended March 31, 2014, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the nine months ended March 31, 2014, excluding the Trust’s interest in Tidelands, oil production increased to 18,727 barrels (bbls) and natural gas production decreased to 74,481 thousand cubic feet (mcf) as compared to the comparable period in 2013. For the nine months ended March 31, 2014, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased to $99.67 per bbl as compared to the average price realized for the comparable period in 2013 and the average price realized for natural gas increased to $4.40 per mcf as compared to the average price realized for the comparable period in 2013.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
December 31, 2012	4,998	23,924	$0.30	$0.30
March 31, 2013	5,916	29,304	$0.37	$0.33
June 30, 2013	5,343	29,575	$0.36	$0.40
September 30, 2013	6,143	22,077	$0.36	$0.35
December 31, 2013	7,954	30,714	$0.45	$0.38
March 31, 2014	4,630	21,690	$0.24	$0.36

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Income from oil and natural gas royalties decreased to $521,222 during the three months ended March 31, 2014 from $754,599 realized for the comparable period in 2013. Royalties decreased for the three months ended March 31, 2014 primarily due to a decrease in the production of oil, a decrease in the average realized price for oil, a decrease in natural gas production, which was offset by an increase in the average realized price for natural gas as compared to the comparable period in 2013.

Distributable income decreased to $487,009 for the three months ended March 31, 2014 from $733,007 realized for the comparable period in 2013.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2014 decreased to $422,281 from $642,336 realized for the comparable period in 2013. The volume of oil sold in the three months ended March 31, 2014 decreased to 4,630 bbls, and the average price realized for oil decreased to $91.32 per bbl for the three months ended March 31, 2014 from $108.58 per bbl realized for the comparable period in 2013.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2014 decreased to $98,941 from $112,263 for the comparable period in 2013. The volume of natural gas sold in the three months ended March 31, 2014 decreased to 21,690 mcf, while the average price realized for natural gas increased to $4.54 per mcf for the three months ended March 31, 2014 from $3.83 per mcf realized for the comparable period in 2013.

Income from distributions received from Tidelands for the three months ended March 31, 2014 decreased to $50,043 from $57,127 for the comparable period in 2013.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2014, and those realized for the comparable period in 2013, excluding the Trust’s interest in Tidelands.

	Three Months Ended March 31,
	2014	2013
	(unaudited)
Oil
Bbls sold	4,630	5,916
Average price	$91.32	$108.58
Natural gas
Mcf sold	21,690	29,304
Average price	$4.54	$3.83

General and administrative expenses increased to $84,274 for the three months ended March 31, 2014 from $78,735 for the comparable period of 2013, primarily due to increased professional fees and expenses and timing of receipt and payment of certain invoices.

Results of Operations—Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013

Income from oil and natural gas royalties increased to $2,199,905 during the nine months ended March 31, 2014 from $2,013,137 realized for the comparable period in 2013. Royalties increased for the nine months ended March 31, 2014 primarily due to an increase in the production of oil and an increase in the average realized price for natural gas, offset by a decrease in natural gas production and a decrease in the average realized price for oil as compared to the comparable period in 2013.

Distributable income increased to $2,105,304 for the nine months ended March 31, 2014 from $1,996,646 realized for the comparable period in 2013.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2014 increased to $1,866,520 from $1,712,596 realized for the comparable period in 2013. The volume of oil sold in the nine months ended March 31, 2014 increased to 18,727 bbls from 15,792 bbls realized for the comparable period in 2013, while the average price realized for oil decreased to $99.67 per bbl for the nine months ended March 31, 2014 from $108.58 per bbl realized for the comparable period in 2013.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2014 increased to $333,385 from $300,541 for the comparable period in 2013. The volume of natural gas sold in the nine months ended March 31, 2014 decreased to 74,481 mcf from 79,319 mcf realized for the comparable period in 2013, and the average price realized for natural gas increased to $4.40 per mcf for the nine months ended March 31, 2014 from $3.79 per mcf realized for the comparable period in 2013.

Income from distributions received from Tidelands for the nine months ended March 31, 2014 decreased to $123,763 from $202,471 for the comparable period in 2013.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2014, and those realized for the comparable period in 2013, excluding the Trust’s interest in Tidelands.

	Nine Months Ended March 31,
	2014	2013
	(unaudited)
Oil
Bbls sold	18,727	15,792
Average price	$99.67	$108.45
Natural gas
Mcf sold	74,481	79,319
Average price	$4.40	$3.79

General and administrative expenses decreased to $218,418 for the nine months ended March 31, 2014 from $219,011 for the comparable period of 2013, primarily due to decreased professional fees and expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

As of March 31, 2014, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2013, except as set forth in Marine’s Quarterly Report filed on Form 10-Q for the period ended December 31, 2013.

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

MARINE PETROLEUM TRUST
U.S. Trust, Bank of America Private Wealth Management, Trustee

May 15, 2014	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President