Form 10-K
period 2014-06-30
MARINE PETROLEUM TRUST
filed 2014-09-29
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission File No. 000-08565

Marine Petroleum Trust

(Exact name of registrant as specified in its charter)

Texas	75-6008017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Corporate Trustee: Southwest Bank 2911 Turtle Creek Blvd., Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(at the office of the Corporate Trustee):

(855) 588-7839

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $24.7 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of September 15, 2014 was 2,000,000.

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

The indenture pursuant to which the Trust was created (as amended, the “Indenture”) provides that the corporate trustee is to distribute all cash in the Trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of February, May, August and November. Payments are to be made on the 28th day of September, December, March and June of each fiscal year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the next succeeding business day. Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”), currently serves as corporate trustee. On May 22, 2014, the unitholders approved Southwest Bank as successor trustee, effective August 27, 2014.

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

For the fiscal year ended June 30, 2014, approximately 84% of Marine’s royalty revenues were attributable to the sale of oil and approximately 16% of Marine’s royalty revenues were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2014	2013	2012
Chevron USA, Inc.	84%	73%	67%
Fieldwood Energy LLC	4%	6%	7%
Renaissance Energy	3%	4%	7%
Anglo Suisse Offshore Partners LLP	3%	4%	5%
Apache Corporation	1%	3%	5%
Energy XXI GOM LLC	1%	1%	1%
McMoran Oil & Gas LLC	1%	1%	1%
W&T Offshore Inc.	1%	—	—
Others	2%	8%	7%

	100%	100%	100%

In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 5%, 9%, and 9% of Marine’s revenues for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. Tidelands has reported that royalty revenues from Black Elk Energy Offshore Operations, LLC and Apache Corporation accounted for more than 95% of Tidelands’ royalty revenue for each of the years ended December 31, 2013 and 2012 and Black Elk Energy Offshore Operations, LLC, Apache Corporation, W&T Offshore, Inc. and JX Nippon Oil & Gas Exploration Corp. (NOEX) accounted for more than 95% of Tidelands’ royalty revenue for the year ended December 31, 2011.

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

Through April 30, 2014, MPC leased office space in Dallas, Texas to provide work space and record storage for the Trust, MPC, Tidelands and Tidelands’ wholly-owned subsidiary, Tidelands Royalty Trust “B” Corporation. The cost of this office facility was shared by MPC and Tidelands Royalty Trust “B” Corporation proportionately based on each entity’s gross oil and natural gas royalties. As of April 30, MPC terminated the office space lease.

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

Widely Held Fixed Investment Trust Reporting Information. The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The representative of the Trust that will provide the required information is Southwest Bank as corporate trustee, and the contact information for the corporate trustee is as follows:

Southwest Bank

2911 Turtle Creek Blvd., Suite 850

Dallas, Texas 75219

Telephone number: (855) 588-7939

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

A significant portion of Marine’s royalties is attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2014, one working interest owner accounted for over 80% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

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

The financial statements of Marine are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting that differs from generally accepted accounting principles in the United States (“GAAP”). Although the modified cash basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), the financial statements of Marine differ from financial statements prepared in accordance with GAAP because royalty income is recognized in the month it is received rather than in the month of production, expenses are recorded in the month paid rather than in the month incurred and reserves may be established for contingencies that would not be recorded under GAAP.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2014 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.

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

Marine did not file any reports during the fiscal year ended June 30, 2014 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the weighted average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2014	2013	2012
Net quantities sold:
Oil (in barrels (“bbls”))	24,656	21,135	26,896
Natural gas (in thousands of cubic feet (“mcf”))	101,717	108,894	139,328
Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$100.31	$109.63	$115.00
Natural gas (per mcf) (1)	$4.73	$3.79	$4.75

(1)	The weighted average sales price is calculated from data provided by the operators.

Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Productive Wells. Based on the latest public records reviewed by Marine from the Bureau of Ocean Energy Management, Regulation and Enforcement, a division of the U.S. government, there were approximately 201 gross active wells subject to Marine’s interests (excluding its interest in Tidelands). Marine believes that the term “active wells” is synonymous with the term “productive wells” as defined in Item 1205 of Regulation S-K. While Marine believes that most of the active wells produce both oil and natural gas, Marine is unable to determine the actual number of wells classified as either oil or natural gas wells without unreasonable effort and expense. See “—Difficulty in Obtaining Certain Data.”

Drilling Activity. The following table shows the number of wells drilled or recompleted in which Marine has an interest (excluding its interest in Tidelands) for each of its last three fiscal years:

	Fiscal Year Ended June 30,
	2014	2013	2012
Development
Oil	3	5	4
Natural Gas	2	3	4
Dry	0	2	0

Totals	5	10	8

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. As of September 1, 2014, Marine had an overriding royalty interest (including its interest in Tidelands) in 59 different oil and natural gas leases covering an aggregate of 217,056 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

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

Present Activities. As of September 15, 2014, public records indicated that five wells were either being drilled, re-drilled or worked over on tracts in which Marine has an interest. Public records indicated that operators had designated a location for one additional operation, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

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

	Sales Price		Distributions Per Unit
Quarter Ending	High	Low
September 30, 2012	$26.00	$21.07	$0.38
December 31, 2012	22.72	11.72	0.29
March 31, 2013	18.00	13.89	0.34
June 30, 2013	17.45	14.22	0.40
September 30, 2013	$18.00	$15.59	$0.35
December 31, 2013	17.44	13.00	0.38
March 31, 2014	16.45	13.81	0.36
June 30, 2014	20.72	15.75	0.30

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On June 30, 2014, these outstanding units of record were held by 312 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2014.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $80,750 for the distribution paid on June 27, 2014. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2014.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2014 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Southwest Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas, 75219.

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

	Fiscal Year Ended June 30,
	(Dollars in thousands, except per unit amounts)
	2014	2013	2012	2011	2010
Consolidated Statements of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$2,956	$2,730	$3,755	$2,853	$2,109
Oil and natural gas royalties from affiliate	170	266	356	591	835
Interest income	—	—	—	—	—

	$3,126	$2,996	$4,111	$3,444	$2,944

Expenses:
General and administrative	$310	$274	$294	$256	$303
Federal income taxes of subsidiary	—	—	—	—	—

	310	274	294	256	303

Distributable income	$2,816	$2,722	$3,817	$3,188	$2,641

Distributions to unitholders	$2,776	$2,814	$3,990	$2,985	$2,536

Distributable income per unit	$1.41	$1.36	$1.91	$1.59	$1.32

Distributions per unit	$1.39	$1.41	$2.00	$1.49	$1.27

	At June 30,
	2014	2013	2012	2011	2010
Consolidated Statements of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$1,135	$1,096	$1,187	$1,360	$1,158

Trust corpus	$1,135	$1,096	$1,187	$1,360	$1,158

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the SEC as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2014 distribution of $0.296768 per unit decreased from the March 2014 distribution of $0.361546 per unit. As disclosed in a press release dated August 19, 2014, the September 2014 distribution of $0.367233 per unit will increase from the June 2014 distribution of $0.296768 per unit.

Marine’s distributable income for fiscal 2014 amounted to $2,815,576, or $1.41 per unit, as compared to $2,722,141, or $1.36 per unit, in fiscal 2013 and $3,816,713, or $1.91 per unit, in fiscal 2012.

These results also include income from the Trust’s interest in Tidelands, which amounted to $169,739 for fiscal 2014, $265,588 for fiscal 2013 and $355,643 for fiscal 2012. Income from Tidelands contributed approximately 5% of Marine’s royalty income for fiscal 2013 as compared to 9% of Marine’s royalty income for each of fiscal 2013 and 2012.

The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2014	2013	2012
Wells Drilled or Recompleted (Gross)	5	10	8
Active Wells (Gross)	201	196	206

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal 2014, 2013 and 2012, excluding the Trust’s interest in Tidelands.

	Fiscal Year Ended June 30,
	2014	2013	2012
Income from:
Oil royalties	$2,474,360	$2,317,044	$3,093,122
Natural gas royalties	$481,363	$413,179	$662,436
Totals	$2,955,723	$2,730,223	$3,755,558
Net quantities sold:
Oil (bbls)	24,656	21,135	26,896
Natural gas (mcf)	101,717	108,894	139,328
Average price:
Oil (per bbl) (1)	$100.31	$109.63	$115.00
Natural gas (per mcf) (1)	$4.73	$3.79	$4.75

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2014 Compared to Fiscal Year 2013. During fiscal 2014, Marine received approximately 84% of its royalty income from the sale of oil and 16% of its royalty income from the sale of natural gas, as compared to approximately 83% of its royalty income from the sale of oil and 17% of its royalty income from the sale of natural gas in fiscal 2013. Income from oil and natural gas royalties in fiscal 2014 increased approximately 8% from fiscal 2013, primarily due to an increase in production of oil and an increase in prices realized for natural gas.

Revenue from oil royalties amounted to $2,474,360 in fiscal 2014, an increase from the $2,317,044 realized in fiscal 2013. The average price realized for a barrel of oil decreased to $100.31 from the $109.63 realized in fiscal 2013. In fiscal 2014, oil production increased to 24,656 bbls from the 21,135 bbls produced in fiscal 2013.

Revenue from natural gas royalties amounted to $481,363 in fiscal 2014, an increase from the $413,179 realized in fiscal 2013. In fiscal 2014, the average price per mcf of natural gas increased to $4.73 from the $3.79 realized in fiscal 2013. In fiscal 2014, natural gas production decreased to 101,717 mcf from the 108,894 mcf produced in fiscal 2013.

General and administrative expenses for fiscal 2014 amounted to $310,007, an increase from the $273,736 recorded in fiscal 2013, due to an increase in professional fees and expenses.

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

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2014, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2014. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election or appointment of directors or officers. Under the Indenture, Southwest Bank, serves as the Trustee.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and is not aware of any beneficial owner of more than ten percent of the units of beneficial interest who failed to file reports required by Section 16(a) under the Exchange Act on a timely basis during the fiscal year ended June 30, 2014.

Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee must comply with the Trustee’s code of ethics, a copy of which will be made available to unitholders without charge, upon request by appointment at Southwest Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas 75219.

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

Name of Individual or Entity	FiscalYear	Other Annual Compensation(1)
U.S. Trust, Bank of America Private Wealth Management, the Trustee	2014	$34,056
	2013	$34,236
	2012	$35,225

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of September 10, 2014:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Robert H. Paslay	204,368 units	10.2%
1007 Gasserway Circle
Brentwood, TN 37027
Patricia Martin	174,529 units	8.7%
110 Woodbine Place
Missoula, MT 59803

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2014. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to an arrangement with MPC to share certain administrative expenses related to the use of office space that was leased through April 30, 2014, Tidelands Royalty Trust “B” Corporation, a wholly-owned subsidiary of Tidelands, paid the following amounts to MPC during the past three fiscal years. The arrangement provided that administrative expenses are shared in the ratio of each of MPC’s and Tidelands Royalty Trust “B” Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities. Marine owns a 32.6% interest in Tidelands.

Fiscal Year	Amount Paid
2014	$26,100
2013	$36,000
2012	$31,200

As of April 30, 2014, the office space lease was terminated and the administrative expenses associated therewith terminated.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2014 and 2013 were as follows:

	2014	2013
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

(a) Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.

The consolidated financial statements of Tidelands, together with the related notes and the report of Weaver and Tidwell, L.L.P., independent registered public accounting firm, as contained in its Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC and filed herewith as Exhibit 99.1, are hereby incorporated herein by reference.

(b) Exhibits:

4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001 (File No. 000-08565), and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002 (File No. 000-08565), and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of Tidelands Royalty Trust “B” for the year ended December 31, 2013, and report of Weaver and Tidwell, L.L.P., independent registered public accounting firm.

*	Filed herewith.

(c) Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Holders of Trust Units of

Marine Petroleum Trust and Subsidiary

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2014 and 2013, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2014. The Trustee is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary as of June 30, 2014 and 2013, and its distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2014, in conformity with the modified cash basis of accounting described in Note 2 to the consolidated financial statements.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

September 29, 2014

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2014 and 2013

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$1,131,937	$1,092,719
Federal income taxes refundable	2,800	2,800
Producing oil and gas properties	7	7

Total assets	$1,134,744	$1,095,526

Liabilities and Trust Corpus
Current liabilities:
Federal income taxes payable	—	—
Total current liabilities	$—	$—

Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	1,134,744	1,095,526

	$1,134,744	$1,095,526

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2014	2013	2012
Income:
Oil and natural gas royalties	$2,955,723	$2,730,223	$3,755,558
Oil and natural gas royalties from affiliate	169,739	265,588	355,643
Interest income	121	66	29

Total income	$3,125,583	$2,995,877	$4,111,230
Expenses:
General and administrative	310,007	273,736	294,517

Distributable income before Federal income taxes	2,815,576	2,722,141	3,816,713
Federal income taxes of subsidiary	—	—	—

Distributable income	$2,815,576	$2,722,141	$3,816,713

Distributable income per unit	$1.41	$1.36	$1.91

Distributions per unit	$1.39	$1.41	$2.00

Units outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2014	2013	2012
Trust corpus, beginning of year	$1,095,526	$1,187,051	$1,360,392
Distributable income	2,815,576	2,722,141	3,816,713
Distributions to unitholders	(2,776,358)	(2,813,666)	(3,990,054)

Trust corpus, end of year	$1,134,744	$1,095,526	$1,187,051

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

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 1, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2014, the Trust’s tax years 2010 through 2013 remain subject to examination.

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

Marine had cash and cash equivalents of $1,131,937 and $1,092,719 at June 30, 2014 and 2013, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h) Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2014	2013	2012
Chevron USA, Inc.	84%	73%	67%
Fieldwood Energy LLC	4%	6%	7%
Renaissance Energy	3%	4%	7%
Anglo Suisse Offshore Partners LLP	3%	4%	5%
Apache Corporation	1%	3%	5%
Energy XXI GOM LLC	1%	1%	1%
McMoran Oil & Gas LLC	1%	1%	1%
W&T Offshore Inc.	1%	—	—
Others	2%	8%	7%

	100%	100%	100%

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

(3) Investment in Affiliate – Tidelands Royalty Trust “B”

At June 30, 2014 and 2013, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a market value $1,244,006 and $2,148,739 at June 30, 2014 and 2013, respectively, based on the closing price of Tideland’s units on the OTC Bulletin Board on such dates.

Administrative expenses are shared by MPC and Tidelands Royalty Trust “B” Corporation, a wholly-owned subsidiary of Tidelands, in the ratio of each of MPC’s and Tidelands Royalty Trust “B” Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities. These administrative expenses were associated with the lease of an office space that terminated as of April 30, 2014.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$592,006	$670,621
Oil, natural gas and other mineral properties	2	2

Total assets	$592,008	$670,623

Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	$82,724	$108,039

Total current liabilities	$82,724	$108,039

Trust Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	$509,284	$562,584

	$592,008	$670,623

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2014	2013	2012
Income	$643,904	$757,400	$1,150,165
Expenses	202,316	206,620	173,330

Distributable income before Federal income taxes	441,588	550,780	976,835
Federal income taxes of Tidelands’ subsidiary (refundable)	—	(6,319)	(6,719)

Distributable income	$441,588	$557,099	$983,554

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

(4) Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2014 and 2013 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas Royalties	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2012	$696,342	$35,480	$660,862	$0.33
December 31, 2012	707,574	104,796	602,778	0.30
March 31, 2013	811,742	78,735	733,007	0.37
June 30, 2013	780,219	54,725	725,494	0.36

	$2,995,877	$273,736	$2,722,141	$1.36

Quarter ended:
September 30, 2013	$781,835	$64,558	$717,277	$0.36
December 31, 2013	970,605	69,590	901,015	0.45
March 31, 2014	571,283	84,274	487,009	0.24
June 30, 2014	801,860	91,585	710,275	0.36

	$3,125,583	$310,007	$2,815,576	$1.41

(5) Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2014	2013	2012
Marine:
Oil (bbls)	24,656	21,135	26,896

Gas (mcf)	101,717	108,894	139,328

Tidelands:
Oil (bbls)	3,976	4,271	6,746

Gas (mcf)	54,500	86,336	78,554

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

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. The Trust anticipates that it will be a passive entity in the tax year ending in 2014.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
(Registrant)

Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: September 29, 2014	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Southwest Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 29, 2014	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)