Form 10-Q
period 2014-09-30
MARINE PETROLEUM TRUST
filed 2014-11-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 000-08565

Marine Petroleum Trust

(Exact name of registrant as specified in its charter)

Texas	75-6008017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o The Corporate Trustee:

Southwest Bank

2911 Turtle Creek Blvd.

Dallas, Texas 75219

(Address of principal executive offices)

(Zip Code)

(855) 588-7939

(Registrant’s telephone number, including area code)

P. O. Box 830650, Dallas, Texas 75283-0650

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

As of November 10, 2014, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2014 and June 30, 2014

	September 30, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,078,674	$1,131,937
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$1,081,481	$1,134,744

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,081,481	$1,134,744

	$1,081,481	$1,134,744

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Income:
Oil and natural gas royalties	$705,243	$746,441
Oil and natural gas royalties from affiliate	27,115	35,375
Interest income	14	19

Total income	732,372	781,835
Expenses:
General and administrative	51,175	64,554

Distributable income before federal income taxes	681,197	717,281
Federal income taxes of subsidiary	—	—

Distributable income	$681,197	$717,281

Distributable income per unit	$0.34	$0.36

Distributions per unit	$0.37	$0.35

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,
	2014	2013
Trust corpus, beginning of period	$1,134,744	$1,095,526
Distributable income	681,197	717,281
Distributions to unitholders	(734,460)	(702,758)

Trust corpus, end of period	$1,081,481	$1,110,049

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. The financial statements included herein are unaudited, but in the opinion of Southwest Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2015.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At September 30, 2014 and 2013, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Income	$253,705	$149,566

Expenses	29,703	35,393

Distributable income before Federal income taxes	224,002	114,173
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable income	$224,002	$114,173

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2014, the latest period for which such information is publicly available in Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2014. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas, serves as corporate trustee (the “Trustee”). On May 22, 2014, the unitholders approved Southwest Bank as successor trustee, effective August 27, 2014. The Trust’s Indenture (the “Indenture”) provides that the term of the Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, these interests now are held by Chevron Corporation (“Chevron”) and its assignees. The Trust holds title to interests in properties that are situated offshore of Texas.

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

The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The Trustee will provide the required information and the contact information for the Trustee is below:

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

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended September 30, 2014 on leases in which Marine has an interest. As of November 1, 2014, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2014. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

There are no new pronouncements that are expected to have a significant impact on Marine’s financial statements.

Recent Developments

Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas currently serves as Trustee. On May 22, 2014, the unitholders approved Southwest Bank as successor trustee, effective August 27, 2014. Previously, U.S. Trust, Bank of America Private Wealth Management, served as the trustee.

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

Summary of Operating Results

During the three months ended September 30, 2014, royalty income from the sale of oil represented 74% of Marine’s total royalty income and royalty income from the sale of natural gas represented 26% of Marine’s total royalty income, excluding its interest in Tidelands. During the three months ended September 30, 2013, royalty income from the sale of oil represented 87% of Marine’s total royalty income and royalty income from the sale of natural gas represented 13% of Marine’s total royalty income, excluding its interest in Tidelands. Royalty income includes oil and natural gas royalties that Marine receives from producers. During the three months ended September 30, 2014, distributions received from Tidelands accounted for 4% of Marine’s total income. During the three months ended September 30, 2013, distributions received from Tidelands accounted for 5% of Marine’s total income.

Distributable income per unit for the three months ended September 30, 2014 decreased to $0.34 as compared to $0.36 for the comparable period in 2013. Distributions per unit amounted to $0.37 per unit for the three months ended September 30, 2014, an increase from distributions of $0.35 per unit for the comparable period in 2013. During the three months ended September 30, 2014, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the three months ended September 30, 2014, excluding the Trust’s interest in Tidelands, oil production decreased to 4,977 barrels (bbls) and natural gas production increased to 25,882 thousand cubic feet (mcf) as compared to the comparable period in 2013. For the three months ended September 30, 2014, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased to $104.83 per bbl as compared to the average price of $105.90 realized for the comparable period in 2013 and the average price realized for natural gas increased to $7.09 per mcf as compared to the average price realized for the comparable period in 2013.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
June 30, 2013	5,343	29,575	$0.36	$0.40
September 30, 2013	6,143	22,077	$0.36	$0.35
December 31, 2013	7,954	30,714	$0.45	$0.38
March 31, 2014	4,630	21,690	$0.24	$0.36
June 30, 2014	5,954	27,145	$0.36	$0.28
September 30, 2014	4,977	25,882	$0.34	$0.37

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Income from oil and natural gas royalties decreased to $705,243 during the three months ended September 30, 2014 from $746,441 realized for the comparable period in 2013. Royalties decreased for the three months ended September 30, 2014 primarily due to a decrease in the production of oil and a decrease in the average realized price for oil, but were offset by an increase in natural gas production and an increase in the average realized price for natural gas as compared to the comparable period in 2013.

Distributable income decreased to $681,197 for the three months ended September 30, 2014 from $717,281 realized for the comparable period in 2013.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2014 decreased to $521,738 from $650,543 realized for the comparable period in 2013. The volume of oil sold in the three months ended September 30, 2014 decreased to 4,977 bbls, and the average price realized for oil decreased to $104.83 per bbl for the three months ended September 30, 2014 from $105.90 per bbl realized for the comparable period in 2013.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2014 increased to $183,505 from $95,898 for the comparable period in 2013. The volume of natural gas sold in the three months ended September 30, 2014 increased to 25,882 mcf, while the average price realized for natural gas increased to $7.09 per mcf for the three months ended September 30, 2014 from $4.34 per mcf realized for the comparable period in 2013.

Income from distributions received from Tidelands for the three months ended September 30, 2014 decreased to $27,115 from $35,375 for the comparable period in 2013.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2014, and those realized for the comparable period in 2013, excluding the Trust’s interest in Tidelands.

	Three Months Ended September 30,
	2014	2013
	(unaudited)
Oil
Bbls sold	4,977	6,143
Average price	$104.83	$105.90

Natural gas
Mcf sold	25,882	22,077
Average price	$7.09	$4.34

General and administrative expenses decreased to $51,175 for the three months ended September 30, 2014 from $64,554 for the comparable period of 2013, primarily due to decreased professional fees and expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

Website

Marine makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports at its website at www.marps-marine.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with, or furnished, to the SEC.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Marine did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Marine’s market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 4.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Southwest Bank, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. Marine’s disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2014, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2014.

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

MARINE PETROLEUM TRUST
Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

November 14, 2014	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President