Form 10-Q
period 2014-12-31
MARINE PETROLEUM TRUST
filed 2015-02-17
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

(Zip Code)

(855) 588-7839

(Registrant’s telephone number, including area code)

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

As of February 12, 2015, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2014 and June 30, 2014

	December 31, 2014	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,110,912	$1,131,937
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$1,113,719	$1,134,744

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,113,719	$1,134,744

	$1,113,719	$1,134,744

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2014 and 2013

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Income:
Oil and natural gas royalties	$660,619	$932,242	$1,365,862	$1,678,683
Oil and natural gas royalties from affiliate	32,534	38,345	59,649	73,720
Interest income	46	18	60	37

Total income	693,199	970,605	1,425,571	1,752,440
Expenses:
General and administrative	77,037	69,590	128,212	134,144

Distributable income before federal income taxes	616,162	901,015	1,297,359	1,618,296
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$616,162	$901,015	$1,297,359	$1,618,296

Distributable income per unit	$0.31	$0.45	$0.65	$0.81

Distributions per unit	$0.29	$0.38	$0.66	$0.73

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2014 and 2013

(Unaudited)

	Six Months Ended December 31,
	2014	2013
Trust corpus, beginning of period	$1,134,744	$1,095,526
Distributable income	1,297,359	1,618,296
Distributions to unitholders	(1,318,384)	(1,459,730)

Trust corpus, end of period	$1,113,719	$1,254,092

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At December 31, 2014 and 2013, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2014	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
Income	$253,705	$222,096	$371,662

Expenses	29,703	27,166	62,559

Distributable income before Federal income taxes	224,002	194,930	309,103
Federal income taxes of Tidelands’ subsidiary	—	—	—

Distributable income	$224,002	$194,930	$309,103

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, that has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Tidelands has not yet filed its financial statements for the fiscal year ended December 31, 2014 with the SEC. Therefore, the Condensed Consolidated Statements of Distributable Income of Tidelands have been taken from Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2014, the latest period for which such information is publicly available. Reference should be made to Tidelands’ public filings for current information concerning Tidelands’ financial position and results of operations.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended December 31, 2014 on leases in which Marine has an interest. As of February 1, 2015, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended December 31, 2014. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

Distributable income per unit for the six months ended December 31, 2014 decreased to $0.65 as compared to $0.81 for the comparable period in 2013. Distributions per unit amounted to $0.66 per unit for the six months ended December 31, 2014, a decrease from distributions of $0.73 per unit for the comparable period in 2013. During the six months ended December 31, 2014, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the six months ended December 31, 2014, excluding the Trust’s interest in Tidelands, oil production decreased to 10,473 barrels (bbls) from 14,097 bbls and natural gas production increased to 53,286 thousand cubic feet (mcf) from 52,791 mcf as compared to the comparable period in 2013. For the six months ended December 31, 2014, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased to $101.02 per bbl as compared to the price of $101.82 realized for the comparable period in 2013 and the average price realized for natural gas increased to $5.78 per mcf as compared to the average price of $4.60 realized for the comparable period in 2013.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2013	6,143	22,077	$0.36	$0.35
December 31, 2013	7,954	30,714	$0.45	$0.38
March 31, 2014	4,630	21,690	$0.24	$0.36
June 30, 2014	5,954	27,145	$0.36	$0.28
September 30, 2014	4,977	25,882	$0.34	$0.37
December 31, 2014	5,496	27,404	$0.31	$0.29

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

Income from oil and natural gas royalties decreased to $660,619 during the three months ended December 31, 2014 from $932,242 realized for the comparable period in 2013. Royalties decreased for the three months ended December 31, 2014 primarily due to a decrease in the production of oil as compared to the comparable period in 2013.

Distributable income decreased to $616,162 for the three months ended December 31, 2014 from $901,015 realized for the comparable period in 2013.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2014 decreased to $536,300 from $784,901 realized for the comparable period in 2013. The volume of oil sold in the three months ended December 31, 2014 decreased to 5,496 bbls from 7,954 bbls realized for the comparable period in 2013, and the average price realized for oil decreased to $97.58 per bbl for the three months ended December 31, 2014 from $98.68 per bbl realized for the comparable period in 2013.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2014 decreased to $124,319 from $147,341 for the comparable period in 2013. The volume of natural gas sold in the three months ended December 31, 2014 decreased to 27,404 mcf from 30,714 mcf realized for the comparable period in 2013, and the average price realized for natural gas decreased to $4.53 per mcf for the three months ended December 31, 2014 from $4.77 per mcf realized for the comparable period in 2013.

Income from distributions received from Tidelands for the three months ended December 31, 2014 decreased to $32,534 from $38,345 for the comparable period in 2013.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2014, and those realized for the comparable period in 2013, excluding the Trust’s interest in Tidelands.

	Three Months Ended December 31,
	2014	2013
	(unaudited)
Oil
Bbls sold	5,496	7,954
Average price	$97.58	$98.68
Natural gas
Mcf sold	27,404	30,714
Average price	$4.53	$4.77

General and administrative expenses increased to $77,037 for the three months ended December 31, 2014 from $69,590 for the comparable period of 2013, primarily due to increased professional fees and expenses.

Results of Operations—Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

Income from oil and natural gas royalties decreased to $1,365,862 during the six months ended December 31, 2014 from $1,678,683 realized for the comparable period in 2013. Royalties decreased for the six months ended December 31, 2014 primarily due to a decrease in the production of oil as compared to the comparable period in 2013.

Distributable income decreased to $1,297,359 for the six months ended December 31, 2014 from $1,618,296 realized for the comparable period in 2013.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2014 decreased to $1,057,982 from $1,435,357 realized for the comparable period in 2013. The volume of oil sold in the six months ended December 31, 2014 decreased to 10,473 bbls from 14,097 bbls realized for the comparable period in 2013, and the average price realized for oil decreased to $101.02 per bbl for the six months ended December 31, 2014 from $101.82 per bbl realized for the comparable period in 2013.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2014 increased to $307,880 from $243,326 for the comparable period in 2013. The volume of natural gas sold in the six months ended December 31, 2014 increased to 53,286 mcf from 52,791 mcf realized for the comparable period in 2013, while the average price realized for natural gas increased to $5.78 per mcf for the six months ended December 31, 2014 as compared to $4.60 per mcf realized for the comparable period in 2013.

Income from distributions received from Tidelands for the six months ended December 31, 2014 decreased to $59,649 from $73,720 for the comparable period in 2013.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2014, and those realized for the comparable period in 2013, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2014	2013
	(unaudited)
Oil
Bbls sold	10,473	14,097
Average price	$101.02	$101.82
Natural gas
Mcf sold	53,286	52,791
Average price	$5.78	$4.60

General and administrative expenses decreased to $128,212 for the six months ended December 31, 2014 from $134,144 for the comparable period of 2013, primarily due to decreased professional fees and expenses.

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

As of December 31, 2014, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

February 17, 2015	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President