Form 10-Q
period 2015-03-31
MARINE PETROLEUM TRUST
filed 2015-05-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 12, 2015, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2015 and June 30, 2014

	March 31, 2015	June 30, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$837,666	$1,131,937
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$840,473	$1,134,744

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$840,473	$1,134,744

	$840,473	$1,134,744

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Income:
Oil and natural gas royalties	$354,646	$521,222	$1,720,508	$2,199,905
Oil and natural gas royalties from affiliate	55,118	50,043	114,767	123,763
Interest income	14	18	74	54

Total income	409,778	571,283	1,835,349	2,323,722

Expenses:
General and administrative	62,832	84,274	191,044	218,418

Distributable income before federal income taxes	346,946	487,009	1,644,305	2,105,304
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$346,946	$487,009	$1,644,305	$2,105,304

Distributable income per unit	$0.17	$0.24	$0.82	$1.05

Distributions per unit	$0.31	$0.36	$0.97	$1.09

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2015 and 2014

(Unaudited)

	Nine Months Ended March 31,
	2015	2014

Trust corpus, beginning of period	$1,134,744	$1,095,526
Distributable income	1,644,305	2,105,304
Distributions to unitholders	(1,938,576)	(2,182,822)

Trust corpus, end of period	$840,473	$1,018,008

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2015 and 2014, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Nine Months Ended March 31, 2015	Nine Months Ended March 31, 2014
Income	$534,787	$512,455

Expenses	93,563	107,881

Distributable income before Federal income taxes	441,224	404,574
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable income	$441,224	$404,574

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Please see Tidelands’ public filings for current information concerning Tidelands and its financial condition and results of operations.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended March 31, 2015 on leases in which Marine has an interest. As of May 1, 2015, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended March 31, 2015. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended March 31, 2015, excluding the Trust’s interest in Tidelands, the Trust realized approximately 78% of its royalty income from the sale of oil and approximately 22% of its royalty income from the sale of natural gas. During the nine months ended March 31, 2014, excluding the Trust’s interest in Tidelands, the Trust realized approximately 85% of its royalty income from the sale of oil and approximately 15% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the nine months ended March 31, 2015 decreased to $0.82 as compared to $1.05 for the comparable period in 2014. Distributions per unit amounted to $0.97 per unit for the nine months ended March 31, 2015, a decrease from distributions of $1.09 per unit for the comparable period in 2014. During the nine months ended March 31, 2015, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the nine months ended March 31, 2015, excluding the Trust’s interest in Tidelands, oil production decreased to 14,315 barrels (bbls) from 18,727 bbls and natural gas production decreased to 70,551 thousand cubic feet (mcf) from 78,481 mcf as compared to the comparable period in 2014. For the nine months ended March 31, 2015, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased to $93.93 per bbl as compared to the price of $99.67 realized for the comparable period in 2014 and the average price realized for natural gas increased to $5.33 per mcf as compared to the average price of $4.40 realized for the comparable period in 2014.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit

December 31, 2013	7,954	30,714	$0.45	$0.38
March 31, 2014	4,630	21,690	$0.24	$0.36
June 30, 2014	5,954	27,145	$0.36	$0.28
September 30, 2014	4,977	25,882	$0.34	$0.37
December 31, 2014	5,496	27,404	$0.31	$0.29
March 31, 2015	3,842	17,265	$0.17	$0.31

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $354,646 during the three months ended March 31, 2015 from $521,222 realized for the comparable period in 2014. Royalties decreased for the three months ended March 31, 2015 primarily due to a decrease in the production and prices of oil and natural gas as compared to the comparable period in 2014.

Distributable income decreased to $346,946 for the three months ended March 31, 2015 from $487,009 realized for the comparable period in 2014.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2015 decreased to $286,613 from $422,281 realized for the comparable period in 2014. The volume of oil sold in the three months ended March 31, 2015 decreased to 3,842 bbls from 4,630 bbls realized for the comparable period in 2014, and the average price realized for oil decreased to $74.60 per bbl for the three months ended March 31, 2015 from $91.32 per bbl realized for the comparable period in 2014.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2015 decreased to $68,033 from $98,941 for the comparable period in 2014. The volume of natural gas sold in the three months ended March 31, 2015 decreased to 17,265 mcf from 21,690 mcf realized for the comparable period in 2014, and the average price realized for natural gas decreased to $3.95 per mcf for the three months ended March 31, 2015 from $4.54 per mcf realized for the comparable period in 2014.

Income from distributions received from Tidelands for the three months ended March 31, 2015 increased to $55,118 from $50,043 for the comparable period in 2014.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2015, and those realized for the comparable period in 2014, excluding the Trust’s interest in Tidelands.

	Three Months Ended March 31,
	2015	2014
	(unaudited)
Oil
Bbls sold	3,842	4,630
Average price	$74.60	$91.32

Natural gas
Mcf sold	17,265	21,690
Average price	$3.95	$4.54

General and administrative expenses decreased to $62,832 for the three months ended March 31, 2015 from $84,274 for the comparable period of 2014, primarily due to decreased professional fees and expenses.

Results of Operations—Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $1,720,508 during the nine months ended March 31, 2015 from $2,199,905 realized for the comparable period in 2014. Royalties decreased for the nine months ended March 31, 2015 primarily due to a decrease in the production of oil and natural gas and a decrease in the price of oil, offset by an increase in the price of natural gas, as compared to the comparable period in 2014.

Distributable income decreased to $1,644,305 for the nine months ended March 31, 2015 from $2,105,304 realized for the comparable period in 2014.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2015 decreased to $1,344,608 from $1,866,520 realized for the comparable period in 2014. The volume of oil sold in the nine months ended March 31, 2015 decreased to 14,315 bbls from 18,727 bbls realized for the comparable period in 2014, and the average price realized for oil decreased to $93.93 per bbl for the nine months ended March 31, 2015 from $99.67 per bbl realized for the comparable period in 2014.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2015 increased to $375,900 from $333,385 for the comparable period in 2014. The volume of natural gas sold in the nine months ended March 31, 2015 decreased to 70,551 mcf from 74,481 mcf realized for the comparable period in 2014, while the average price realized for natural gas increased to $5.33 per mcf for the nine months ended March 31, 2015 as compared to $4.40 per mcf realized for the comparable period in 2014.

Income from distributions received from Tidelands for the nine months ended March 31, 2015 decreased to $114,767 from $123,763 for the comparable period in 2014.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2015, and those realized for the comparable period in 2014, excluding the Trust’s interest in Tidelands.

	Nine Months Ended March 31,
	2015	2014
	(unaudited)
Oil
Bbls sold	14,315	18,727
Average price	$93.93	$99.67

Natural gas
Mcf sold	70,551	74,481
Average price	$5.33	$4.40

General and administrative expenses decreased to $191,044 for the nine months ended March 31, 2015 from $218,418 for the comparable period of 2014, primarily due to decreased professional fees and expenses.

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

As of March 31, 2015, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

May 14, 2015	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President