Form 10-K
period 2015-06-30
MARINE PETROLEUM TRUST
filed 2015-09-25
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $17.8 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of September 1, 2015 was 2,000,000.

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

Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”) has served as corporate trustee of the Trust since August 27, 2014. Previously, U.S. Trust, Bank of America Private Wealth Management served as the Trust’s corporate trustee. Unless the context indicates otherwise, all references herein to the “Trustee” when used in the present tense, or prospectively, refer to Southwest Bank, and when used in a historical context for the period prior to August 27, 2014, refer to U.S. Trust, Bank of America Private Wealth Management.

The Trust’s wholly-owned subsidiary, Marine Petroleum Corporation (“MPC,” collectively with the Trust, “Marine”), holds title to interests in properties subject to the Trust’s interests that are situated offshore of Louisiana. Ninety-eight percent of all oil, natural gas, and other mineral royalties collected by MPC, less the receiving and collection costs, are retained by and delivered to the Trust. MPC retains the remaining two percent of the overriding royalties along with other items of income and expense until the board of directors declares a dividend out of the corpus. MPC, like the Trust, is prohibited from engaging in a trade or business and only does those things that are necessary for the administration and liquidation of its properties. Marine’s only industry segment or purpose is the administration and collection of royalties.

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

Marine also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate Texas trust, which owns interests in four leases covering an aggregate of 17,188 gross acres. The term of the Tidelands royalty trust will expire in 2021, unless extended by the affirmative vote of the holders of a majority of the outstanding units of beneficial interest. Tidelands’ indenture provides that the Trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Pursuant to the Indenture, such distributions are to be made within 15 days of the record date. Distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by its subsidiary that are retained by and delivered to Tidelands on a quarterly basis, less (iii) administrative expenses of Tidelands. Marine recommends that you read Tidelands’ public filings for a description of its risks, business, properties and financial condition and results of operations.

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

For the fiscal year ended June 30, 2015, approximately 81% of Marine’s royalty revenues were attributable to the sale of oil and approximately 19% of Marine’s royalty revenues were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2015	2014	2013
Chevron USA, Inc.	63%	84%	73%
Fieldwood Energy LLC	9%	4%	6%
Walter	9%	—	—
Renaissance Energy	—	3%	4%
Anglo Suisse Offshore Partners LLP	6%	3%	4%
Century Expl	5%	—	—
Apache Corporation	—	1%	3%
Stone Energy	3%	—	—
Energy XXI GOM LLC	—	1%	1%
McMoran Oil & Gas LLC	—	1%	1%
W&T Offshore Inc.	—	1%	—
Others	5%	2%	8%

	100%	100%	100%

In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 8%, 5%, and 9% of Marine’s revenues for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. Tidelands has reported that royalty revenues from Black Elk Energy Offshore Operations, LLC and Apache Corporation accounted for more than 90% of Tidelands’ royalty revenue for each of the years ended December 31, 2014, 2013 and 2012.

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

Widely Held Fixed Investment Trust Reporting Information. The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The representative of the Trust that will provide the required information is Southwest Bank as Trustee, and the contact information for the Trustee is as follows:

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

A significant portion of Marine’s royalties is attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2015, one working interest owner accounted for over 63% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

The owner of any properties in the leases may transfer any of the properties to another unrelated third party, which could reduce the amount of royalty payments that are received.

The working interest owners may at any time transfer all or part of the property in a lease to another unrelated third party. Unitholders are not entitled to vote on any transfer, and Marine will not receive any proceeds from any such transfer. Following any transfer, the lease will continue to be subject to Marine’s royalty interest, but the net proceeds from the transferred property would be calculated separately and paid by the transferee. The transferee would be responsible for all of the obligations relating to calculating, reporting and paying to Marine its royalty interest on the transferred portion of the lease, and the transferor of the transferred property would have no continuing obligation to Marine for that property. Any such transferee may not be as financially sound as the current working interest owner.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2015 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to deduct and withhold from future distributions the amount required to satisfy and pay the Trust’s franchise tax liability for years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years.

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

Marine did not file any reports during the fiscal year ended June 30, 2015 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the weighted average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2015	2014	2013
Net quantities sold:
Oil (in barrels (“bbls”))	17,519	24,656	21,135
Natural gas (in thousands of cubic feet (“mcf”))	88,150	101,717	108,894

Weighted average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$89.57	$100.31	$109.63
Natural gas (per mcf) (1)	$4.25	$4.73	$3.79

(1)	The weighted average sales price is calculated from data provided by the operators.

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

Drilling Activity. The following table shows the number of wells drilled or recompleted in which Marine has an interest (excluding its interest in Tidelands) for each of its last three fiscal years:

	Fiscal Year Ended June 30,
	2015	2014	2013
Development
Oil	0	3	5
Natural Gas	0	2	3
Dry	0	0	2

Totals	0	5	10

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. As of September 1, 2015, Marine had an overriding royalty interest (including its interest in Tidelands) in 59 different oil and natural gas leases covering an aggregate of 217,056 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

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

Present Activities. As of September 1, 2015, public records indicated that no wells were either being drilled, re-drilled or worked over on tracts in which Marine has an interest. Additionally, public records indicated that operators had not designated any locations for additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

Difficulty in Obtaining Certain Data. Marine’s only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Marine’s predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Chevron, or other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Marine’s interests, including, but not limited to, (i) reserves, (ii) the availability of oil and natural gas, (iii) the average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Marine does not have access to engineering data regarding these leaseholds and believes that such information would have been compiled principally by or for the working interest owners of these leaseholds, and that such information is unreasonably difficult for Marine to obtain. As a result, Marine believes that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 and Subpart 1200 of Regulation S-K.

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

	Sales Price		Distributions Per Unit
Quarter Ending	High	Low
September 30, 2013	$18.00	$15.59	$0.35
December 31, 2013	17.44	13.00	0.38
March 31, 2014	16.45	13.81	0.36
June 30, 2014	20.72	15.75	0.30

September 30, 2014	$17.89	$15.84	$0.37
December 31, 2014	16.28	9.31	0.29
March 31, 2015	14.45	10.00	0.31
June 30, 2015	13.50	8.40	0.14

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On September 1, 2015, these outstanding units of record were held by 288 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2015.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $86,500 for the distribution paid on June 26, 2015. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2015.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2015 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Southwest Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas, 75219.

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

	Fiscal Year Ended June 30,
	(Dollars in thousands, except per unit amounts)
	2015	2014	2013	2012	2011
Consolidated Statements of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$1,944	$2,956	$2,730	$3,755	$2,853
Oil and natural gas royalties from affiliate	171	169	265	356	591
Interest income	1	1	1	—	—

	$2,116	$3,126	$2,996	$4,111	$3,444

Expenses:
General and administrative	$227	$310	$274	$294	$256
Federal income taxes of subsidiary	—	—	—	—	—

	227	310	274	294	256
Distributable income	$1,889	$2,816	$2,722	$3,817	$3,188

Distributions to unitholders	$2,228	$2,776	$2,814	$3,990	$2,985

Distributable income per unit	$0.94	$1.41	$1.36	$1.91	$1.59

Distributions per unit	$1.11	$1.39	$1.41	$2.00	$1.49

	At June 30,
	2015	2014	2013	2012	2011
Consolidated Statements of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$795	$1,135	$1,096	$1,187	$1,360

Trust corpus	$795	$1,135	$1,096	$1,187	$1,360

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2015 distribution of $0.144893 per unit decreased from the March 2015 distribution of $0.310096 per unit. As disclosed in a press release dated August 21, 2015, the September 2015 distribution of $0.111958 per unit will be a decrease from the June 2015 distribution of $0.144893 per unit.

Marine’s distributable income for fiscal 2015 amounted to $1,888,690, or $0.94 per unit, as compared to $2,815,576, or $1.41 per unit, in fiscal 2014 and $2,722,141, or $1.36 per unit, in fiscal 2013.

These results also include income from the Trust’s interest in Tidelands, which amounted to $171,340 for fiscal 2015, $169,739 for fiscal 2014 and $265,588 for fiscal 2013. Income from Tidelands contributed approximately 8% of Marine’s royalty income for fiscal 2015 as compared to 5% of Marine’s royalty income in fiscal 2014 and to 9% of Marine’s royalty income in fiscal 2013.

The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2015	2014	2013
Wells Drilled or Recompleted (Gross)	0	5	10
Active Wells (Gross)	201	201	196

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal 2015, 2014 and 2013, excluding the Trust’s interest in Tidelands.

	Fiscal Year Ended June 30,
	2015	2014	2013
Income from:
Oil royalties	$1,569,177	$2,474,360	$2,317,044
Natural gas royalties	$374,691	$481,363	$413,179

Totals	$1,943,868	$2,955,723	$2,730,223

Net quantities sold:
Oil (bbls)	17,519	24,656	21,135
Natural gas (mcf)	88,150	101,717	108,894

Average price:
Oil (per bbl) (1)	$89.57	$100.31	$109.63
Natural gas (per mcf) (1)	$4.25	$4.73	$3.79

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2015 Compared to Fiscal Year 2014. During fiscal 2015, Marine received approximately 81% of its royalty income from the sale of oil and 19% of its royalty income from the sale of natural gas, as compared to approximately 84% of its royalty income from the sale of oil and 16% of its royalty income from the sale of natural gas in fiscal 2014. Income from oil and natural gas royalties in fiscal 2015 decreased approximately 34% from fiscal 2014, primarily due to a decrease in production of oil and natural gas and a decrease in prices realized for oil and natural gas.

Revenue from oil royalties amounted to $1,569,177 in fiscal 2015, a decrease from the $2,474,360 realized in fiscal 2014. The average price realized for a barrel of oil decreased to $89.57 from the $100.31 realized in fiscal 2014. In fiscal 2015, oil production decreased to 17,519 bbls from the 24,656 bbls produced in fiscal 2014.

Revenue from natural gas royalties amounted to $374,691 in fiscal 2015, a decrease from the $481,363 realized in fiscal 2014. In fiscal 2015, the average price per mcf of natural gas decreased to $4.25 from the $4.73 realized in fiscal 2014. In fiscal 2015, natural gas production decreased to 88,150 mcf from the 101,717 mcf produced in fiscal 2014.

General and administrative expenses for fiscal 2015 amounted to $226,600 a decrease from the $310,007 recorded in fiscal 2014, due to a decrease in professional fees and expenses and contract services.

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

The Trust does not currently have any long term contractual obligations, other than the obligation to make distributions to unitholders pursuant to the Indenture. The Trust does not maintain any off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K.

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

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2015, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2015. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election or appointment of directors or officers. Under the Indenture, Southwest Bank, serves as the Trustee.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and is not aware of any beneficial owner of more than ten percent of the units of beneficial interest who failed to file reports required by Section 16(a) under the Exchange Act on a timely basis during the fiscal year ended June 30, 2015.

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation(1)
Southwest Bank, Trustee (2)	2015	$29,142
U.S. Trust, Bank of America Private Wealth Management, former Trustee (2)	2015	$2,822
	2014	$34,056
	2013	$34,236

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.
(2)	U.S. Trust, Bank of America Private Wealth Management served as corporate trustee until the appointment of Southwest Bank, effective August 27, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of September 9, 2015:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Robert H. Paslay	204,368 units	10.2%
1007 Gasserway Circle
Brentwood, TN 37027
Patricia Martin	174,529 units	8.7%
110 Woodbine Place
Missoula, MT 59803

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust did not repurchase any units during the fourth quarter of fiscal 2015. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

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

Fiscal Year	Amount Paid
2015	—
2014	$26,100
2013	$36,000

As of April 30, 2014, the office space lease was terminated and the administrative expenses associated therewith terminated.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2015 and 2014 were as follows:

	2015	2014
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

(a) Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.

The consolidated financial statements of Tidelands, together with the related notes and the report of Weaver and Tidwell, L.L.P., independent registered public accounting firm, as contained in its Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC and filed herewith as Exhibit 99.1, are hereby incorporated herein by reference.

(b) Exhibits:

4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001 (File No. 000-08565), and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002 (File No. 000-08565), and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of Tidelands Royalty Trust “B” for the year ended December 31, 2014, and report of Weaver and Tidwell, L.L.P., independent registered public accounting firm.

*	Filed herewith.

(c) Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Trustee and Holders of Trust Units of

Marine Petroleum Trust and Subsidiary

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2015 and 2014, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2015. The Trustee is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary as of June 30, 2015 and 2014, and its distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2015, in conformity with the modified cash basis of accounting described in Note 2 to the consolidated financial statements.

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

September 25, 2015

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2015 and 2014

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$792,265	$1,131,937
Federal income taxes refundable	2,800	2,800
Producing oil and gas properties	7	7

Total assets	$795,072	$1,134,744

Liabilities and Trust Corpus
Current liabilities:
Federal income taxes payable	—	—

Total current liabilities	$—	$—

Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	795,072	1,134,744

	$795,072	$1,134,744

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2015	2014	2013
Income:
Oil and natural gas royalties	$1,943,868	$2,955,723	$2,730,223
Oil and natural gas royalties from affiliate	171,340	169,739	265,588
Interest income	82	121	66

Total income	$2,115,290	$3,125,583	$2,995,877

Expenses:

General and administrative	226,600	310,007	273,736

Distributable income before Federal income taxes	1,888,690	2,815,576	2,722,141
Federal income taxes of subsidiary	—	—	—

Distributable income	$1,888,690	$2,815,576	$2,722,141

Distributable income per unit	$0.94	$1.41	$1.36

Distributions per unit	$1.11	$1.39	$1.41

Units outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2015	2014	2013
Trust corpus, beginning of year	$1,134,744	$1,095,526	$1,187,051
Distributable income	1,888,690	2,815,576	2,722,141
Distributions to unitholders	(2,228,362)	(2,776,358)	(2,813,666)

Trust corpus, end of year	$795,072	$1,134,744	$1,095,526

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

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 1, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2015, the Trust’s tax years 2011 through 2014 remain subject to examination.

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

Marine had cash and cash equivalents of $792,265 and $1,131,937 at June 30, 2015 and 2014, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h)	Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

Fiscal Year Ended June 30, 2015
Company
Chevron USA, Inc.	63%
Fieldwood Energy LLC	9%
Walter	9%
Anglo Suisse Offshore Partners LLP	6%
Century Expl	5%
Stone Energy	3%
Others	5%

100%

(2)	Basis of Accounting

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

At June 30, 2015 and 2014, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a market value $701,167 and $1,244,006 at June 30, 2015 and 2014, respectively, based on the closing price of Tideland’s units on the OTC Bulletin Board on such dates.

Administrative expenses were shared by MPC and Tidelands Royalty Trust “B” Corporation, a wholly-owned subsidiary of Tidelands, in the ratio of each of MPC’s and Tidelands Royalty Trust “B” Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities. These administrative expenses were associated with the lease of an office space that terminated as of April 30, 2014.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2015	June 30, 2014
Assets
Current assets:

Cash and cash equivalents	$504,213	$592,006
Oil, natural gas and other mineral properties	2	2

Total assets	$504,215	$592,008

Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	$20,906	$82,724

Total current liabilities	$20,906	$82,724

Trust Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	$483,309	$509,284

	$504,215	$592,008

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2015	2014	2013
Income	$611,324	$643,904	$757,400
Expenses	174,099	202,316	206,620

Distributable income before Federal income taxes	437,225	441,588	550,780
Federal income taxes of Tidelands’ subsidiary (refundable)	—	—	(6,319)

Distributable income	$437,225	$441,588	$557,099

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

(4)	Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2015 and 2014 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas Royalties	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2013	$781,835	$64,558	$717,277	$0.36
December 31, 2013	970,605	69,590	901,015	0.45
March 31, 2014	571,283	84,274	487,009	0.24
June 30, 2014	801,860	91,585	710,275	0.36

	$3,125,583	$310,007	$2,815,576	$1.41

Quarter ended:
September 30, 2014	$732,372	$51,175	$681,197	$0.34
December 31, 2014	693,199	77,037	616,162	0.31
March 31, 2015	409,778	62,832	346,946	0.17
June 30, 2015	279,941	35,556	244,385	0.12

	$2,115,290	$226,600	$1,888,690	$0.94

(5)	Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2015	2014	2013
Marine:
Oil (bbls)	17,519	24,656	21,135

Gas (mcf)	88,150	101,717	108,894

Tidelands:
Oil (bbls)	4,064	3,976	4,271

Gas (mcf)	60,438	54,500	86,336

(6)	Texas Franchise Tax

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or that are otherwise doing business, in Texas. Under the Texas franchise tax statute, a 0.95% tax (in certain cases not applicable here, the tax rate is 0.475%, and for reports due in 2016, the maximum tax rate is reduced to 0.75%) is imposed on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs, as provided under the statute. Most entities that provide owners with limited liability protection, including trusts, are considered to be taxable entities for purposes of the Texas franchise tax. The statute provides certain limited exemptions from the tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below.

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

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. The Trust anticipates that it will be a passive entity in the tax year ending in 2015.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
(Registrant)

Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: September 25, 2015	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Southwest Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 25, 2015	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)