Form 10-Q
period 2015-09-30
MARINE PETROLEUM TRUST
filed 2015-11-16
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 1, 2015, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2015 and June 30, 2015

ASSETS

	September 30, 2015	June 30, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$836,649	$792,265
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$839,456	$795,072

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$839,456	$795,072

	$839,456	$795,072

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Income:
Oil and natural gas royalties	$285,244	$705,243
Oil and natural gas royalties from affiliate	6,949	27,115
Interest income	7	14

Total income	292,200	732,372

Expenses:
General and administrative	23,900	51,175

Distributable income before federal income taxes	268,300	681,197
Federal income taxes of subsidiary	—	—

Distributable income	$268,300	$681,197

Distributable income per unit	$0.13	$0.34

Distributions per unit	$0.11	$0.37

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,
	2015	2014
Trust corpus, beginning of period	$795,072	$1,134,744
Distributable income	268,300	681,197
Distributions to unitholders	(223,916)	(734,460)

Trust corpus, end of period	$839,456	$1,081,481

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. The financial statements included herein are unaudited, but in the opinion of Southwest Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.

Note 2. Basis of Accounting

The financial statements of Marine are prepared on the modified cash basis method and are not intended to present Marine’s financial position and results of operations in conformity with generally accepted accounting principles in the United States (“GAAP”). Under the modified cash basis method the financial statements of Marine differ from financial statements prepared in conformity with GAAP because of the following:

•	Royalty income is recognized in the month when received by Marine rather than in the month of production.

•	Marine’s expenses (including accounting, legal, other professional fees, trustees’ fees and out-of-pocket expenses) are recorded on an actual paid basis in the month paid rather than in the month incurred. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary, which would not be recorded under GAAP.

•	Distributions to unitholders are recognized when declared by the Trustee of the Trust.

•	At the time the Trust was established, no determinable market value was available for the assets transferred to the Trust; consequently, nominal values were assigned. Accordingly, no allowance for depletion has been included. All income from oil and natural gas royalties relate to proved developed oil and natural gas reserves.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At September 30, 2015 and 2014, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Income	$115,619	$253,705

Expenses	25,900	29,703

Distributable income before Federal income taxes	89,719	224,002
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable income	$89,719	$224,002

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2015, the latest period for which such information is publicly available in Tidelands’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2015. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

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

The Trust’s wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”), holds title to interests in properties that are situated offshore of Louisiana because at the time the Trust was created, trusts could not hold these interests under Louisiana law. MPC is prohibited from engaging in a trade or business and only takes those actions that are necessary for the administration and liquidation of its properties.

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

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended September 30, 2015 on leases in which Marine has an interest. As of November 1, 2015, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2015. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended September 30, 2015, excluding the Trust’s interest in Tidelands, the Trust realized approximately 84% of its royalty income from the sale of oil and approximately 16% of its royalty income from the sale of natural gas. During the three months ended September 30, 2014, excluding the Trust’s interest in Tidelands, the Trust realized approximately 74% of its royalty income from the sale of oil and approximately 26% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended September 30, 2015 decreased to $0.13 as compared to $0.34 for the comparable period in 2014. Distributions per unit amounted to $0.11 per unit for the three months ended September 30, 2015, a decrease from distributions of $0.37 per unit for the comparable period in 2014.

During the three months ended September 30, 2015, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the three months ended September 30, 2015, excluding the Trust’s interest in Tidelands, oil production decreased to 4,019 barrels (bbls) from 4,977 bbls and natural gas production decreased to 16,485 thousand cubic feet (mcf) from 25,882 mcf as compared to the comparable period in 2014. For the three months ended September 30, 2015, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased to $59.73 per bbl as compared to the price of $104.83 realized for the comparable period in 2014 and the average price realized for natural gas decreased to $2.74 per mcf as compared to the average price of $7.09 realized for the comparable period in 2014.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
June 30, 2014	5,954	27,145	$0.36	$0.28
September 30, 2014	4,977	25,882	$0.34	$0.37
December 31, 2014	5,496	27,404	$0.31	$0.29
March 31, 2015	3,842	17,265	$0.17	$0.31
June 30, 2015	3,204	17,599	$0.12	$0.14
September 30, 2015	4,019	16,485	$0.13	$0.11

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $285,244 during the three months ended September 30, 2015 from $705,243 realized for the comparable period in 2014. Royalties decreased for the three months ended September 30, 2015 primarily due to a decrease in the production and prices of oil and natural gas as compared to the comparable period in 2014.

Distributable income decreased to $268,300 for the three months ended September 30, 2015 from $681,197 realized for the comparable period in 2014.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2015 decreased to $240,073 from $521,738 realized for the comparable period in 2014. The volume of oil sold in the three months ended September 30, 2015 decreased to 4,019 bbls from 4,977 bbls realized for the comparable period in 2014, and the average price realized for oil decreased to $59.73 per bbl for the three months ended September 30, 2015 from $104.83 per bbl realized for the comparable period in 2014.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2015 decreased to $45,171 from $183,505 for the comparable period in 2014. The volume of natural gas sold in the three months ended September 30, 2015 decreased to 16,485 mcf from 25,882 mcf realized for the comparable period in 2014, and the average price realized for natural gas decreased to $2.74 per mcf for the three months ended September 30, 2015 from $7.09 per mcf realized for the comparable period in 2014.

Income from distributions received from Tidelands for the three months ended September 30, 2015 decreased to $6,949 from $27,115 for the comparable period in 2014.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2015, and those realized for the comparable period in 2014, excluding the Trust’s interest in Tidelands.

	Three Months Ended September 30,
	2015	2014
	(unaudited)
Oil
Bbls sold	4,019	4,977
Average price	$59.73	$104.83

Natural gas
Mcf sold	16,485	25,882
Average price	$2.74	$7.09

General and administrative expenses decreased to $23,900 for the three months ended September 30, 2015 from $51,175 for the comparable period of 2014, primarily due to decreased professional fees and expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Marine did not experience any material changes in market risk during the period covered by this Quarterly Report on Form 10-Q. Marine’s market risk is described in more detail in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in its Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

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

As of September 30, 2015, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2015.

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

MARINE PETROLEUM TRUST Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

November 16, 2015	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President