Form 10-Q
period 2015-12-31
MARINE PETROLEUM TRUST
filed 2016-02-16
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

As of February 1, 2016, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2015 and June 30, 2015

ASSETS

	December 31, 2015	June 30, 2015
	(Unaudited)
Current assets:
Cash and cash equivalents	$823,762	$792,265
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$826,569	$795,072

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$826,569	$795,072

	$826,569	$795,072

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2015 and 2014

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Income:
Oil and natural gas royalties	$172,405	$660,619	$457,649	$1,365,862
Oil and natural gas royalties from affiliate	23,058	32,534	30,007	59,649
Interest income	63	46	70	60

Total income	195,526	693,199	487,726	1,425,571
Expenses:
General and administrative	75,455	77,037	99,355	128,212

Distributable income before federal income taxes	120,071	616,162	388,371	1,297,359
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$120,071	$616,162	$388,371	$1,297,359

Distributable income per unit	$0.06	$0.31	$0.19	$0.65

Distributions per unit	$0.07	$0.29	$0.18	$0.66

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2015 and 2014

(Unaudited)

	Six Months Ended December 31,
	2015	2014
Trust corpus, beginning of period	$795,072	$1,134,744
Distributable income	388,371	1,297,359
Distributions to unitholders	(356,874)	(1,318,384)

Trust corpus, end of period	$826,569	$1,113,719

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At December 31, 2015 and 2014, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2015	Three Months Ended December 31, 2014	Six Months Ended December 31, 2014
Income	$115,619	$191,064	$444,769

Expenses	25,900	46,385	76,088

Distributable income before Federal income taxes	89,719	144,679	368,681
Federal income taxes of Tidelands’ subsidiary	—	—	—

Distributable income	$89,719	$144,679	$368,681

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, that has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Tidelands has not yet filed its financial statements for the fiscal year ended December 31, 2015 with the SEC. Therefore, the Condensed Consolidated Statements of Distributable Income of Tidelands have been taken from Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2015 and Annual Report on Form 10-K for its fiscal year ended December 31, 2014, the latest periods for which such information is publicly available. Reference should be made to Tidelands’ public filings for current information concerning Tidelands’ financial position and results of operations.

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

Telephone number: (855) 588-7839

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended December 31, 2015 on leases in which Marine has an interest. As of February 1, 2016, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended December 31, 2015. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the six months ended December 31, 2015, excluding the Trust’s interest in Tidelands, the Trust realized approximately 83% of its royalty income from the sale of oil and approximately 17% of its royalty income from the sale of natural gas. During the six months ended December 31, 2014, excluding the Trust’s interest in Tidelands, the Trust realized approximately 77% of its royalty income from the sale of oil and approximately 23% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended December 31, 2015 decreased to $0.19 as compared to $0.65 for the comparable period in 2014. Distributions per unit amounted to $0.18 per unit for the six months ended December 31, 2015, a decrease from distributions of $0.66 per unit for the comparable period in 2014. During the six months ended December 31, 2015, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the six months ended December 31, 2015, excluding the Trust’s interest in Tidelands, oil production decreased to 6,512 barrels (bbls) from 10,473 bbls and natural gas production decreased to 32,034 thousand cubic feet (mcf) from 53,286 mcf as compared to the comparable period in 2014. For the six months ended December 31, 2015, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased to $58.41 per bbl as compared to the price of $101.02 realized for the comparable period in 2014 and the average price realized for natural gas decreased to $2.42 per mcf as compared to the average price of $5.78 realized for the comparable period in 2014.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2014	4,977	25,882	$0.34	$0.37
December 31, 2014	5,496	27,404	$0.31	$0.29
March 31, 2015	3,842	17,265	$0.17	$0.31
June 30, 2015	3,204	17,599	$0.12	$0.14
September 30, 2015	4,019	16,485	$0.13	$0.11
December 31, 2015	2,493	15,549	$0.06	$0.07

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended December 31, 2015 Compared to the Three Months Ended December 31, 2014

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $172,405 during the three months ended December 31, 2015 from $660,619 realized for the comparable period in 2014. Royalties decreased for the three months ended December 31, 2015 primarily due to a decrease in the production and prices of oil and natural gas as compared to the comparable period in 2014.

Distributable income decreased to $120,071 for the three months ended December 31, 2015 from $616,162 realized for the comparable period in 2014.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2015 decreased to $140,330 from $536,300 realized for the comparable period in 2014. The volume of oil sold in the three months ended December 31, 2015 decreased to 2,493 bbls from 5,496 bbls realized for the comparable period in 2014, and the average price realized for oil decreased to $56.29 per bbl for the three months ended December 31, 2015 from $97.58 per bbl realized for the comparable period in 2014.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2015 decreased to $32,075 from $124,319 for the comparable period in 2014. The volume of natural gas sold in the three months ended December 31, 2015 decreased to 15,549 mcf from 27,404 mcf realized for the comparable period in 2014, and the average price realized for natural gas decreased to $2.09 per mcf for the three months ended December 31, 2015 from $4.53 per mcf realized for the comparable period in 2014.

Income from distributions received from Tidelands for the three months ended December 31, 2015 decreased to $23,058 from $32,534 for the comparable period in 2014.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2015, and those realized for the comparable period in 2014, excluding the Trust’s interest in Tidelands.

	Three Months Ended December 31,
	2015	2014
	(unaudited)
Oil
Bbls sold	2,493	5,496
Average price	$56.29	$97.58
Natural gas
Mcf sold	15,549	27,404
Average price	$2.09	$4.53

General and administrative expenses decreased to $75,455 for the three months ended December 31, 2015 from $77,037 for the comparable period of 2014, primarily due to decreased professional fees and expenses.

Results of Operations—Six Months Ended December 31, 2015 Compared to the Six Months Ended December 31, 2014

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $457,649 during the six months ended December 31, 2015 from $1,365,862 realized for the comparable period in 2014. Royalties decreased for the six months ended December 31, 2015 primarily due to a decrease in the production and prices of oil and natural gas as compared to the comparable period in 2014.

Distributable income decreased to $388,371 for the six months ended December 31, 2015 from $1,297,359 realized for the comparable period in 2014.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2015 decreased to $380,366 from $1,057,982 realized for the comparable period in 2014. The volume of oil sold in the six months ended December 31, 2015 decreased to 6,512 bbls from 10,473 bbls realized for the comparable period in 2014, and the average price realized for oil decreased to $58.41 per bbl for the six months ended December 31, 2015 from $101.02 per bbl realized for the comparable period in 2014.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2015 decreased to $77,283 from $307,880 for the comparable period in 2014. The volume of natural gas sold in the six months ended December 31, 2015 decreased to 32,034 mcf from 53,286 mcf realized for the comparable period in 2014, and the average price realized for natural gas decreased to $2.42 per mcf for the six months ended December 31, 2015 from $5.78 per mcf realized for the comparable period in 2014.

Income from distributions received from Tidelands for the six months ended December 31, 2015 decreased to $30,007 from $59,649 for the comparable period in 2014.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2015, and those realized for the comparable period in 2014, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2015	2014
	(unaudited)
Oil
Bbls sold	6,512	10,473
Average price	$58.41	$101.02
Natural gas
Mcf sold	32,034	53,286
Average price	$2.42	$5.78

General and administrative expenses decreased to $99,355 for the six months ended December 31, 2015 from $128,212 for the comparable period of 2014, primarily due to decreased professional fees and expenses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Marine’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the fiscal year ended June 30, 2015.

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

As of December 31, 2015, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

February 16, 2016

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President