Form 10-Q
period 2016-03-31
MARINE PETROLEUM TRUST
filed 2016-05-16
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2016 and June 30, 2015

	March 31, 2016	June 30, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$823,485	$792,265
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$826,292	$795,072

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$826,292	$795,072

	$826,292	$795,072

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Income:
Oil and natural gas royalties	$219,559	$354,646	$677,208	$1,720,508
Oil and natural gas royalties from affiliate	18,155	55,118	48,162	114,767
Interest income	16	14	85	74

Total income	237,730	409,778	725,455	1,835,349
Expenses:
General and administrative	58,415	62,832	157,771	191,044

Distributable income before federal income taxes	179,315	346,946	567,684	1,644,305
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$179,315	$346,946	$567,684	$1,644,305

Distributable income per unit	$0.09	$0.17	$0.28	$0.82

Distributions per unit	$0.09	$0.31	$0.27	$0.97

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2016 and 2015

(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Trust corpus, beginning of period	$795,072	$1,134,744
Distributable income	567,684	1,644,305
Distributions to unitholders	(536,464)	(1,938,576)

Trust corpus, end of period	$826,292	$840,473

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2016 and 2015, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Income	$289,235	$534,787

Expenses	59,781	93,563

Distributable income before Federal income taxes	229,454	441,224
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable income	$229,454	$441,224

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Please see Tidelands’ public filings for current information concerning Tidelands and its financial condition and results of operations.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three and nine months ended March 31, 2016 on leases in which Marine has an interest. As of May 6, 2016, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and nine months ended March 31, 2016. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended March 31, 2016, excluding the Trust’s interest in Tidelands, the Trust realized approximately 85% of its royalty income from the sale of oil and approximately 15% of its royalty income from the sale of natural gas. During the nine months ended March 31, 2015, excluding the Trust’s interest in Tidelands, the Trust realized approximately 78% of its royalty income from the sale of oil and approximately 22% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the nine months ended March 31, 2016 decreased to $0.28 as compared to $0.82 for the comparable period in 2015. Distributions per unit amounted to $0.27 per unit for the nine months ended March 31, 2016, a decrease from distributions of $0.97 per unit for the comparable period in 2015. During the nine months ended March 31, 2016, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the nine months ended March 31, 2016, excluding the Trust’s interest in Tidelands, oil production decreased to 11,498 barrels (bbls) from 14,315 bbls and natural gas production decreased to 44,080 thousand cubic feet (mcf) from 70,551 mcf as compared to the comparable period in 2015. For the nine months ended March 31, 2016, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased to $50.11 per bbl as compared to the price of $93.93 realized for the comparable period in 2015 and the average price realized for natural gas decreased to $2.29 per mcf as compared to the average price of $5.33 realized for the comparable period in 2015.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
December 31, 2014	5,496	27,404	$0.31	$0.29
March 31, 2015	3,842	17,265	$0.17	$0.31
June 30, 2015	3,204	17,599	$0.12	$0.14
September 30, 2015	4,019	16,485	$0.13	$0.11
December 31, 2015	2,493	15,549	$0.06	$0.07
March 31, 2016	4,986	12,046	$0.09	$0.09

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $219,559 during the three months ended March 31, 2016 from $354,646 realized for the comparable period in 2015. Royalties decreased for the three months ended March 31, 2016 primarily due to a decrease in the prices of oil and natural gas and a decrease in the production of natural gas as compared to the comparable period in 2015.

Distributable income decreased to $179,315 for the three months ended March 31, 2016 from $346,946 realized for the comparable period in 2015.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2016 decreased to $195,750 from $286,613 realized for the comparable period in 2015. The volume of oil sold in the three months ended March 31, 2016 increased to 4,986 bbls from 3,842 bbls realized for the comparable period in 2015, and the average price realized for oil decreased to $39.26 per bbl for the three months ended March 31, 2016 from $74.60 per bbl realized for the comparable period in 2015.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2016 decreased to $23,809 (net of expenses) from $68,033 (net of expenses) for the comparable period in 2015. The volume of natural gas sold in the three months ended March 31, 2016 decreased to 12,046 mcf from 17,265 mcf realized for the comparable period in 2015, and the average price realized for natural gas decreased to $1.96 per mcf for the three months ended March 31, 2016 from $3.95 per mcf realized for the comparable period in 2015.

Income from distributions received from Tidelands for the three months ended March 31, 2016 decreased to $18,155 from $55,118 for the comparable period in 2015.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2016, and those realized for the comparable period in 2015, excluding the Trust’s interest in Tidelands.

	Three Months Ended March 31,
	2016	2015
	(unaudited)
Oil
Bbls sold	4,986	3,842
Average price	$39.26	$74.60
Natural gas
Mcf sold	12,046	17,265
Average price	$1.96	$3.95

General and administrative expenses decreased to $58,415 for the three months ended March 31, 2016 from $62,832 for the comparable period of 2015, primarily due to decreased professional fees and expenses.

Results of Operations—Nine Months Ended March 31, 2016 Compared to the Nine Months Ended March 31, 2015

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $677,208 during the nine months ended March 31, 2016 from $1,720,508 realized for the comparable period in 2015. Royalties decreased for the nine months ended March 31, 2016 primarily due to a decrease in the production and prices of oil and natural gas as compared to the comparable period in 2015.

Distributable income decreased to $567,684 for the nine months ended March 31, 2016 from $1,644,305 realized for the comparable period in 2015.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2016 decreased to $576,165 from $1,344,608 realized for the comparable period in 2015. The volume of oil sold in the nine months ended March 31, 2016 decreased to 11,498 bbls from 14,315 bbls realized for the comparable period in 2015, and the average price realized for oil decreased to $50.11 per bbl for the nine months ended March 31, 2016 from $93.93 per bbl realized for the comparable period in 2015.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2016 decreased to $101,043 (net of expenses) from $375,900 (net of expenses) for the comparable period in 2015. The volume of natural gas sold in the nine months ended March 31, 2016 decreased to 44,080 mcf from 70,551 mcf realized for the comparable period in 2015, and the average price realized for natural gas decreased to $2.29 per mcf for the nine months ended March 31, 2016 from $5.33 per mcf realized for the comparable period in 2015.

Income from distributions received from Tidelands for the nine months ended March 31, 2016 decreased to $48,162 from $114,767 for the comparable period in 2015.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2016, and those realized for the comparable period in 2015, excluding the Trust’s interest in Tidelands.

	Nine Months Ended March 31,
	2016	2015
	(unaudited)
Oil
Bbls sold	11,498	14,315
Average price	$50.11	$93.93
Natural gas
Mcf sold	44,080	70,551
Average price	$2.29	$5.33

General and administrative expenses decreased to $157,771 for the nine months ended March 31, 2016 from $191,044 for the comparable period of 2015, primarily due to decreased professional fees and expenses.

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

As of March 31, 2016, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

May 16, 2016	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President