Form 10-K
period 2016-06-30
MARINE PETROLEUM TRUST
filed 2016-09-23
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7.4 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of September 1, 2016 was 2,000,000.

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

Southwest Bank, an independent state bank chartered under the laws of the State of Texas and headquartered in Fort Worth, Texas (“Southwest Bank”) has served as corporate trustee of the Trust since August 27, 2014. Previously, U.S. Trust, Bank of America Private Wealth Management served as the Trust’s corporate trustee. Unless the context indicates otherwise, all references herein to the “Trustee” refer to Southwest Bank, and when used in a historical context for the period prior to August 27, 2014, refer to U.S. Trust, Bank of America Private Wealth Management.

The Trust’s wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” collectively with the Trust, “Marine”), holds title to interests in properties subject to the Trust’s interests that are situated offshore of Louisiana. Ninety-eight percent of all oil, natural gas, and other mineral royalties collected by MPC, less the receiving and collection costs, are retained by and delivered to the Trust. MPC retains the remaining two percent of the overriding royalties along with other items of income and expense until the board of directors declares a dividend out of the corpus. MPC, like the Trust, is prohibited from engaging in a trade or business and only does those things that are necessary for the administration and liquidation of its properties. Marine’s only industry segment or purpose is the administration and collection of royalties.

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

For the fiscal year ended June 30, 2016, approximately 86% of Marine’s royalty revenues were attributable to the sale of oil and approximately 14% of Marine’s royalty revenues were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2016	2015	2014
Chevron USA, Inc.	59%	63%	84%
Arena Energy, LP	21%	—	—
Fieldwood Energy LLC	8%	9%	4%
Renaissance Energy	—	—	3%
Walter Energy, Inc.	5%	9%	—
Anglo Suisse Offshore Partners LLP	3%	6%	3%
Century Energy Ltd.	3%	5%	—
Stone Energy	—	3%	—
Apache Corporation	—	—	1%
Energy XXI GOM LLC	—	—	1%
McMoran Oil & Gas LLC	—	—	1%
W&T Offshore Inc.	—	—	1%
Others	1%	5%	2%

	100%	100%	100%

In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 8%, 8%, and 5% of Marine’s revenues for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. Tidelands has reported that royalty revenues from Black Elk Energy Offshore Operations, LLC, Renaissance Offshore LLC and Fieldwood Energy LLC/Apache Corporation accounted for more than 90% of Tidelands’ royalty revenue for each of the years ended December 31, 2015, 2014 and 2013.

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

Oil and natural gas prices, which are subject to fluctuations, have declined substantially from historical highs and may remain depressed for the foreseeable future. The depression in oil and natural gas prices has resulted in, and is expected to continue to result in, lower royalty payments to Marine and lower cash distributions to its unitholders.

Marine’s quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. During Marine’s 2016 fiscal year, oil and natural gas prices experienced a significant decline and the depression of oil and natural gas prices may continue for the foreseeable future. This decline in oil and natural gas prices has had, and could continue to have, a material adverse effect on Marine’s distributable income. Any sustained decline in Marine’s distributable income would cause a decrease in the value of cash distributions to its unitholders and could result in Marine being unable to make a cash distribution to its unitholders in one or more quarters, as well as result in a decrease of the market price of the units.

Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Marine’s control. These factors include, but are not limited to:

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

The volatility of oil and natural gas prices reduces the predictability of future cash distributions to unitholders. Substantially all of the oil and natural gas produced from the leases are being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

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

The public trading price for the units tends to be tied to the recent and expected levels of cash distributions on the units. The amounts available for distribution by Marine vary in response to numerous factors outside of Marine’s control, including prevailing prices for oil and natural gas produced from properties on the leases. The market price of the units is not necessarily indicative of the value that Marine would realize if it sold its interest in the properties on the leases to a third party buyer and distributed the net proceeds to its unitholders. In addition, the market price of the units is not necessarily reflective of the fact that Marine’s assets are depleting assets, and a portion of each cash distribution paid on the units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder for the unit.

In addition, the public stock markets have traditionally experienced price and trading volume volatility. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons that may or may not be related to operating performance. If the public stock markets continue to experience price and trading volume volatility in the future, the market price of the units could be adversely affected.

Our units have been thinly traded and an active trading market for our units may not develop.

The trading volume of our units has historically been low. As a result, sales of small amounts of the units in the public market could cause the price of the units to fluctuate greatly, including in a materially adverse manner. In addition, a more active trading market for our units may not develop, or if it does develop, may not continue, and a unitholder may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our units.

Operating risks for the working interest owners’ interests on the leases can adversely affect distributions.

The occurrence of drilling, production or transportation accidents and other natural disasters on the properties underlying the leases can reduce distributions. These occurrences include blowouts, cratering, explosions, environmental and hurricane damage that may result in personal injuries, property damage, damage to productive formations or equipment and environmental damages. Any of these occurrences could have a material adverse effect on the amount of our distributions or the market value of the units.

Failure to collect royalty payments from working interest owners could adversely affect Marine’s distributions to its unitholders.

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2016, one working interest owner accounted for approximately 59% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

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

The Trust may be terminated and the Trustee may sell Marine’s royalty interests if holders of 80% or more of the units of beneficial interest of the Trust approve the sale and vote to terminate the Trust. Following any such termination and liquidation, the net proceeds of any sale would be distributed to the unitholders and the unitholders would receive no further distributions from the Trust. Any such sale may not be on terms acceptable or favorable to all unitholders.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2016 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to reduce distributions by the amount required to satisfy and pay the Trust’s franchise tax liability for the years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years in which the Trust fails to qualify for an exemption and has total revenues in excess of $1 million (subject to adjustment pursuant to Texas Tax Code section 171.006).

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

Marine did not file any reports during the fiscal year ended June 30, 2016 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2016	2015	2014
Net quantities sold:
Oil (in barrels (“bbls”))	15,841	17,519	24,656
Natural gas (in thousands of cubic feet (“mcf”))	56,719	88,150	101,717
Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$44.80	$89.57	$100.31
Natural gas, net of expenses (per mcf) (1)	$2.11	$4.25	$4.73

(1)	The average sales price is calculated from data provided by the operators.

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

Drilling Activity. The following table shows the number of wells drilled or recompleted in which Marine has an interest (excluding its interest in Tidelands) for each of its last three fiscal years:

	Fiscal Year Ended June 30,
	2016	2015	2014
Development
Oil	0	0	3
Natural Gas	0	0	2
Dry	0	0	0

Totals	0	0	5

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. As of September 1, 2016, Marine had an overriding royalty interest (including its interest in Tidelands) in 59 different oil and natural gas leases covering an aggregate of 217,056 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

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

Present Activities. As of September 1, 2016, public records indicated that no wells were either being drilled, re-drilled or worked over on tracts in which Marine has an interest. Additionally, public records indicated that operators had not designated any locations for additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

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

To their knowledge, neither the Trust nor MPC, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

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

	Sales Price		Distributions Per Unit
Quarter Ending	High	Low
September 30, 2014	$17.89	$15.84	$0.37
December 31, 2014	16.28	9.31	0.29
March 31, 2015	14.45	10.00	0.31
June 30, 2015	13.50	8.40	0.14
September 30, 2015	$8.97	$5.20	$0.11
December 31, 2015	7.70	4.01	0.07
March 31, 2016	5.75	3.07	0.09
June 30, 2016	5.75	4.03	0.07

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On September 1, 2016, these outstanding units of record were held by 265 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2016.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $76,500 for the distribution paid on June 28, 2016. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date less reserves for future expenses.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2016.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2016 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Southwest Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas, 75219.

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

	Fiscal Year Ended June 30,
	(Dollars in thousands, except per unit amounts)
	2016	2015	2014	2013	2012
Consolidated Statements of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$829	$1,944	$2,956	$2,730	$3,755
Oil and natural gas royalties from affiliate	76	172	170	266	356
Interest income	—	—	—	—	—

	$905	$2,116	$3,126	$2,996	$4,111

Expenses:
General and administrative	$197	$227	$310	$274	$294
Federal income taxes of subsidiary	—	—	—	—	—

	197	227	310	274	294

Distributable income	$708	$1,889	$2,816	$2,722	$3,817

Distributions to unitholders	$683	$2,228	$2,776	$2,814	$3,990

Distributable income per unit	$0.35	$0.94	$1.41	$1.36	$1.91

Distributions per unit	$0.34	$1.11	$1.39	$1.41	$2.00

	At June 30,
	2016	2015	2014	2013	2012
Consolidated Statements of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$820	$795	$1,135	$1,096	$1,187

Trust corpus	$820	$795	$1,135	$1,096	$1,187

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2016 distribution of $0.073281 per unit decreased from the March 2016 distribution of $0.089795 per unit. As disclosed in a press release dated August 19, 2016, the September 2016 distribution of $0.043507 per unit will be a decrease from the June 2016 distribution of $0.073281 per unit.

Marine’s distributable income for fiscal 2016 amounted to $708,142, or $0.35 per unit, as compared to $1,888,690, or $0.94 per unit, in fiscal 2015 and $2,815,576, or $1.41 per unit, in fiscal 2014. Distributions to unitholders are calculated and paid out net of reserve for future expenses, which are estimated by the Trustee on a quarterly basis.

These results also include income from the Trust’s interest in Tidelands, which amounted to $75,946 for fiscal 2016, $171,340 for fiscal 2015 and $169,739 for fiscal 2014. Income from Tidelands contributed approximately 8% of Marine’s royalty income for fiscal 2016 as compared to 8% of Marine’s royalty income in fiscal 2015 and to 5% of Marine’s royalty income in fiscal 2014.

The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2016	2015	2014
Wells Drilled or Recompleted (Gross)	0	0	5
Active Wells (Gross)	201	201	201

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal 2016, 2015 and 2014, excluding the Trust’s interest in Tidelands.

	Fiscal Year Ended June 30,
	2016	2015	2014
Income from:
Oil royalties	$709,677	$1,569,177	$2,474,360
Natural gas royalties	$119,861	$374,691	$481,363

Totals	$829,538	$1,943,868	$2,955,723
Net quantities sold:
Oil (bbls)	15,841	17,519	24,656
Natural gas (mcf)	56,719	88,150	101,717
Average price:
Oil (per bbl) (1)	$44.80	$89.57	$100.31
Natural gas, net of expenses (per mcf) (1)	$2.11	$4.25	$4.73

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2016 Compared to Fiscal Year 2015. During fiscal 2016, Marine received approximately 86% of its royalty income from the sale of oil and 14% of its royalty income from the sale of natural gas, as compared to approximately 81% of its royalty income from the sale of oil and 19% of its royalty income from the sale of natural gas in fiscal 2015. Income from oil and natural gas royalties in fiscal 2016 decreased approximately 57% from fiscal 2015, primarily due to a decrease in production of oil and natural gas and a decrease in prices realized for oil and natural gas.

Revenue from oil royalties amounted to $709,677 in fiscal 2016, a decrease from the $1,569,177 realized in fiscal 2015. The average price realized for a barrel of oil decreased to $44.80 from the $89.57 realized in fiscal 2015. In fiscal 2016, oil production decreased to 15,841 bbls from the 17,519 bbls produced in fiscal 2015.

Revenue from natural gas royalties amounted to $119,861 in fiscal 2016, a decrease from the $374,691 realized in fiscal 2015. In fiscal 2016, the average price per mcf of natural gas decreased to $2.11 from the $4.25 realized in fiscal 2015. In fiscal 2016, natural gas production decreased to 56,719 mcf from the 88,150 mcf produced in fiscal 2015.

General and administrative expenses for fiscal 2016 amounted to $197,492, a decrease from the $226,600 recorded in fiscal 2015, due to a decrease in professional fees and expenses and contract services.

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

Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Marine’s future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Marine uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in prices or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; and the expiration or release of leases subject to Marine’s interests. Events may occur in the future that Marine is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K.

Website. Marine has an Internet website and has made available its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, at www.marps-marine.com. Each of these reports will be posted on this website as soon as reasonably practicable after such report is electronically filed with or furnished to the SEC.

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

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2016, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2016. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election or appointment of directors or officers. Under the Indenture, Southwest Bank, serves as the Trustee.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and is not aware of any beneficial owner of more than ten percent of the units of beneficial interest who failed to file reports required by Section 16(a) under the Exchange Act on a timely basis during the fiscal year ended June 30, 2016.

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation(1)
Southwest Bank, Trustee (2)	2016	$28,000
	2015	$29,142
U.S. Trust, Bank of America Private Wealth Management, former Trustee (2)	2015	$2,822
	2014	$34,056

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.
(2)	U.S. Trust, Bank of America Private Wealth Management served as corporate trustee until the appointment of Southwest Bank, effective August 27, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of September 1, 2016:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Robert H. Paslay	204,368 units	10.2%
1007 Gasserway Circle
Brentwood, TN 37027
Patricia Martin	174,529 units	8.7%
110 Woodbine Place
Missoula, MT 59803

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2016. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to an arrangement with MPC to share certain administrative expenses related to the use of office space that was leased through April 30, 2014, Tidelands Royalty Trust “B” Corporation, a wholly owned subsidiary of Tidelands, paid the following amounts to MPC during the past three fiscal years. The arrangement provided that administrative expenses are shared in the ratio of each of MPC’s and Tidelands Royalty Trust “B” Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities. Marine owns a 32.6% interest in Tidelands.

Fiscal Year	Amount Paid
2016	—
2015	—
2014	$26,100

As of April 30, 2014, the office space lease was terminated and the administrative expenses associated therewith terminated.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2016 and 2015 were as follows:

	2016	2015
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

(a) Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.

The consolidated financial statements of Tidelands, together with the related notes and the report of Weaver and Tidwell, L.L.P., independent registered public accounting firm, as contained in its Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC and filed herewith as Exhibit 99.1, are hereby incorporated herein by reference.

(b) Exhibits:

4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001 (File No. 000-08565), and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002 (File No. 000-08565), and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of Tidelands Royalty Trust “B” for the year ended December 31, 2015, and report of Weaver and Tidwell, L.L.P., independent registered public accounting firm.

*	Filed herewith.

(c) Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of

Marine Petroleum Trust and Subsidiary

We have audited the accompanying consolidated statements of assets, liabilities and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2016 and 2015, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 2 to the consolidated financial statements, these consolidated financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary as of June 30, 2016 and 2015, and distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2016 in conformity with the modified cash basis of accounting described in Note 2 to the consolidated financial statements.

/s/ WEAVER AND TIDWELL, L.L.P.

Dallas, Texas

September 23, 2016

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2016 and 2015

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$817,381	$792,265
Federal income taxes refundable	2,800	2,800
Producing oil and gas properties	7	7

Total assets	$820,188	$795,072

Liabilities and Trust Corpus
Current liabilities:
Federal income taxes payable.	—	—

Total current liabilities	$—	$—

Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	820,188	795,072

	$820,188	$795,072

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2016	2015	2014
Income:
Oil and natural gas royalties	$829,538	$1,943,868	$2,955,723
Oil and natural gas royalties from affiliate	75,946	171,340	169,739
Interest income	150	82	121

Total income	$905,634	$2,115,290	$3,125,583
Expenses:
General and administrative	197,492	226,600	310,007

Distributable income before Federal income taxes	708,142	1,888,690	2,815,576
Federal income taxes of subsidiary	—	—	—

Distributable income	$708,142	$1,888,690	$2,815,576

Distributable income per unit	$0.35	$0.94	$1.41

Distributions per unit	$0.34	$1.11	$1.39

Units outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2016	2015	2014
Trust corpus, beginning of year	$795,072	$1,134,744	$1,095,526
Distributable income	708,142	1,888,690	2,815,576
Distributions to unitholders	(683,026)	(2,228,362)	(2,776,358)

Trust corpus, end of year	$820,188	$795,072	$1,134,744

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

The Trust must distribute all income, after paying its liabilities and obligations, to the unitholders during the months of March, June, September and December each year. The Trust and its subsidiary cannot engage in a trade or business. Funds held by Marine Petroleum Corporation, a wholly owned subsidiary of the Trust, (“MPC,” and collectively with the Trust, “Marine”) pending distribution to the Trust are invested in U.S. Treasury and agency bonds.

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

The consolidated financial statements include the Trust and its wholly owned subsidiary, MPC. All material intercompany accounts and transactions have been eliminated upon consolidation.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 2, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2016, the Trust’s tax years 2012 through 2015 remain subject to examination.

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

Marine had cash and cash equivalents of $817,381 and $792,265 at June 30, 2016 and 2015, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

(f)	Use of Estimates

The preparation of financial statements in conformity with the modified cash basis method of accounting requires the Trustee to make various estimates and assumptions that affect the reported amount of liabilities at the date of the financial statements and the reported amount of expenses during the reporting period. Actual results may differ from such estimates.

(g)	Distributable Income per Unit and Distributions

Distributable income per unit is determined by dividing distributable income by the number of units of beneficial interest outstanding during the period. Distributions to unitholders are calculated and paid out net of reserve for future expenses, which are estimated by the Trustee on a quarterly basis.

(h)	Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2016	2015	2014
Chevron USA, Inc.	59%	63%	84%
Arena Energy, LP	21%	—	—
Fieldwood Energy LLC	8%	9%	4%
Renaissance Energy	—	—	3%
Walter Energy, Inc.	5%	9%	—
Anglo Suisse Offshore Partners LLP	3%	6%	3%
Century Energy Ltd.	3%	5%	—
Stone Energy	—	3%	—
Apache Corporation	—	—	1%
Energy XXI GOM LLC	—	—	1%
McMoran Oil & Gas LLC	—	—	1%
W&T Offshore Inc.	—	—	1%
Others	1%	5%	2%

	100%	100%	100%

(2)	Basis of Accounting

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

At June 30, 2016 and 2015, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a market value $515,697 and $701,167 at June 30, 2016 and 2015, respectively, based on the closing price of Tideland’s units on the OTC Bulletin Board on such dates.

Administrative expenses are shared by MPC and Tidelands Royalty Trust “B” Corporation, a wholly owned subsidiary of Tidelands, in the ratio of each of MPC’s and Tidelands Royalty Trust “B” Corporation’s gross oil and natural gas royalties to the total gross oil and natural gas royalties of both entities. These administrative expenses were associated with the lease of an office space that terminated as of April 30, 2014.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$464,176	$504,213
Oil, natural gas and other mineral properties	2	2

Total assets	$464,178	$504,215

Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	$—	$20,906

Total current liabilities	$—	$20,906

Trust Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	$464,178	$483,309

	$464,178	$504,215

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2016	2015	2014
Income	$324,993	$611,324	$643,904
Expenses	129,862	174,099	202,316

Distributable income before Federal income taxes	195,131	437,225	441,588
Federal income taxes of Tidelands’ subsidiary	3,019	—	—

Distributable income	$192,112	$437,225	$441,588

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

(4)	Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2016 and 2015 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Oil and Natural Gas Royalties	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2014	$732,372	$51,175	$681,197	$0.34
December 31, 2014	693,199	77,037	616,162	0.31
March 31, 2015	409,778	62,832	346,946	0.17
June 30, 2015	279,941	35,556	244,385	0.12

	$2,115,290	$226,600	$1,888,690	$0.94

Quarter ended:
September 30, 2015	$292,200	$23,900	$268,300	$0.13
December 31, 2015	195,526	75,455	120,071	0.06
March 31, 2016	237,730	58,415	179,315	0.09
June 30, 2016	180,178	39,722	140,456	0.07

	$905,634	$197,492	$708,142	$0.35

(5)	Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2016	2015	2014
Marine:
Oil (bbls)	15,841	17,519	24,656

Gas (mcf)	56,719	88,150	101,717

Tidelands:
Oil (bbls)	5,265	4,064	3,976

Gas (mcf)	40,549	60,438	54,500

(6)	Texas Franchise Tax

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Texas. Under the Texas franchise tax, a 0.75% tax is imposed for reports due in 2017 on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs. Taxable entities include most entities that provide owners with limited liability protection, including trusts. There are certain exemptions from the franchise tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below and entities with total revenues below a specified threshold.

Under the Texas franchise tax, “passive entities” include trusts that meet the following requirements: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, and gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent, certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for the Texas franchise tax. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Thus, the Trust anticipates that it will be a passive entity in the tax year ending in 2016. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will continue to qualify as a passive entity that is not subject to the franchise tax.

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons.

In the event that the Trust does not qualify as a passive entity, it would not be required to pay any tax and is not considered to owe any Texas franchise tax for any period in which its annualized total revenue is less than or equal to a certain threshold. For reports due on or after January 1, 2016 and before January 1, 2018, this no tax due threshold is $1,110,000.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
(Registrant)

Southwest Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: September 23, 2016	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	.	Southwest Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 23, 2016		By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)