Form 10-Q
period 2016-09-30
MARINE PETROLEUM TRUST
filed 2016-11-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 1, 2016, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2016 and June 30, 2016

	September 30, 2016	June 30, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$901,746	$817,381
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$904,553	$820,188

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$904,553	$820,188

	$904,553	$820,188

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended September 30,
	2016	2015
Income:
Oil and natural gas royalties	$188,546	$285,244
Oil and natural gas royalties from affiliate	68	6,949
Interest income	78	7

Total income	188,692	292,200

Expenses:
General and administrative	17,313	23,900

Distributable income before federal income taxes	171,379	268,300
Federal income taxes of subsidiary	—	—

Distributable income	$171,379	$268,300

Distributable income per unit	$0.09	$0.13

Distributions per unit	$0.04	$0.11

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2016 and 2015

(Unaudited)

	Three Months Ended September 30,
	2016	2015

Trust corpus, beginning of period	$820,188	$795,072
Distributable income	171,379	268,300
Distributions to unitholders	(87,014)	(223,916)

Trust corpus, end of period	$904,553	$839,456

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Note 1.	Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. The financial statements included herein are unaudited, but in the opinion of Southwest Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2017.

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

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended September 30, 2016 was $101,500. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day.

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

Note 4.	Investment in Affiliate — Tidelands Royalty Trust “B”

At September 30, 2016 and 2015, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Income	$51,884	$115,619

Expenses	20,656	25,900

Distributable income before Federal income taxes	31,288	89,719
Federal income taxes of Tidelands’ subsidiary	250	—

Distributable income	$30,978	$89,719

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2016, the latest period for which such information is publicly available in Tidelands’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2016. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

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

Liquidity and Capital Resources

As stated in the Indenture, there is no requirement for capital due to the limited purpose of the Trust. The Trust’s only obligation is to distribute the distributable income that is actually collected to unitholders. As an administrator of oil and natural gas royalty interests, the Trust collects royalties monthly, pays administrative expenses and disburses all net royalties that are collected to its unitholders each quarter, subject to the availability of distributable income on the distribution date after the payment of expenses.

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended September 30, 2016 on leases in which Marine has an interest. As of November 1, 2016, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2016. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended September 30, 2016, excluding the Trust’s interest in Tidelands, the Trust realized approximately 93% of its royalty income from the sale of oil and approximately 7% of its royalty income from the sale of natural gas. During the three months ended September 30, 2015, excluding the Trust’s interest in Tidelands, the Trust realized approximately 84% of its royalty income from the sale of oil and approximately 16% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers. The change in ratio of oil and natural gas was due to significantly lower natural gas production in the current quarter as compared to the decrease in oil production.

Distributable income per unit for the three months ended September 30, 2016 decreased to $0.09 as compared to $0.13 for the comparable period in 2015. Distributions per unit amounted to $0.04 per unit for the three months ended September 30, 2016, a decrease from distributions of $0.11 per unit for the comparable period in 2015. During the three months ended September 30, 2016, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the three months ended September 30, 2016, excluding the Trust’s interest in Tidelands, oil production decreased to 3,941 barrels (bbls) from 4,019 bbls and natural gas production decreased to 9,087 thousand cubic feet (mcf) from 16,485 mcf as compared to the comparable period in 2015. For the three months ended September 30, 2016, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased to $44.33 per bbl as compared to the price of $59.73 realized for the comparable period in 2015 and the average price realized for natural gas decreased to $1.52 per mcf as compared to the average price of $2.74 realized for the comparable period in 2015.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit

June 30, 2015	3,204	17,599	$0.12	$0.14
September 30, 2015	4,019	16,485	$0.13	$0.11
December 31, 2015	2,493	15,549	$0.06	$0.07
March 31, 2016	4,986	12,046	$0.09	$0.09
June 30, 2016	4,343	12,639	$0.07	$0.07
September 30, 2016	3,941	9,087	$0.09	$0.04

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $188,546 during the three months ended September 30, 2016 from $285,244 realized for the comparable period in 2015. Royalties decreased for the three months ended September 30, 2016 primarily due to a decrease in the prices of oil and natural gas and a decrease in the production of natural gas as compared to the comparable period in 2015.

Distributable income decreased to $171,379 for the three months ended September 30, 2016 from $268,300 realized for the comparable period in 2015.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2016 decreased to $174,705 from $240,073 realized for the comparable period in 2015. The volume of oil sold in the three months ended September 30, 2016 decreased to 3,941 bbls from 4,019 bbls realized for the comparable period in 2015, and the average price realized for oil decreased to $44.33 per bbl for the three months ended September 30, 2016 from $59.73 per bbl realized for the comparable period in 2015.

Income from natural gas royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2016 decreased to $13,841 (net of expenses) from $45,171 (net of expenses) for the comparable period in 2015. The volume of natural gas sold in the three months ended September 30, 2016 decreased to 9,087 mcf from 16,485 mcf realized for the comparable period in 2015, and the average price realized for natural gas decreased to $1.52 per mcf for the three months ended September 30, 2016 from $2.74 per mcf realized for the comparable period in 2015.

Income from distributions received from Tidelands for the three months ended September 30, 2016 decreased to $68 from $6,949 for the comparable period in 2015 primarily due to a decrease in the income from oil and natural gas royalties received by Tidelands, which was caused by a decrease in the production and price of oil and natural gas.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2016, and those realized for the comparable period in 2015, excluding the Trust’s interest in Tidelands.

	Three Months Ended September 30,
	2016	2015
	(unaudited)
Oil
Bbls sold	3,941	4,019
Average price	$44.33	$59.73

Natural gas
Mcf sold	9,087	16,485
Average price	$1.52	$2.74

General and administrative expenses decreased to $17,313 for the three months ended September 30, 2016 from $23,900 for the comparable period of 2015, primarily due to decreased professional fees and expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Marine’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the fiscal year ended June 30, 2016.

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

As of September 30, 2016, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2016.

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

MARINE PETROLEUM TRUST
Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

November 14, 2016	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President