Form 10-Q
period 2016-12-31
MARINE PETROLEUM TRUST
filed 2017-02-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 1, 2017, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2016 and June 30, 2016

ASSETS

	December 31, 2016	June 30, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$854,362	$817,381
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$857,169	$820,188

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$857,169	$820,188

	$857,169	$820,188

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2016 and 2015

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Income:
Oil and natural gas royalties	$211,593	$172,405	$400,139	$457,649
Oil and natural gas royalties from affiliate	106	23,058	174	30,007
Interest income	92	63	170	70

Total income	211,791	195,526	400,483	487,726

Expenses:
General and administrative	77,001	75,455	94,314	99,355

Distributable income before federal income taxes	134,790	120,071	306,169	388,371
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$134,790	$120,071	$306,169	$388,371

Distributable income per unit	$0.07	$0.06	$0.15	$0.19

Distributions per unit	$0.09	$0.07	$0.13	$0.18

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2016 and 2015

(Unaudited)

	Six Months Ended December 31,
	2016	2015
Trust corpus, beginning of period	$820,188	$795,072
Distributable income	306,169	388,371
Distributions to unitholders	(269,188)	(356,874)

Trust corpus, end of period	$857,169	$826,569

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended December 31, 2016 was $96,500.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At December 31, 2016 and 2015, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2016	Three Months Ended December 31, 2015	Six Months Ended December 31, 2015
Income	$51,884	$91,405	$207,024

Expenses	20,656	13,598	39,498

Distributable income before Federal income taxes	31,228	77,807	167,526
Federal income taxes of Tidelands’ subsidiary	250	—	—

Distributable income	$30,978	$77,807	$167,526

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, that has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Tidelands has not yet filed its financial statements for the fiscal year ended December 31, 2016 with the SEC. Therefore, the Condensed Consolidated Statements of Distributable Income of Tidelands have been taken from Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2016 and Annual Report on Form 10-K for its fiscal year ended December 31, 2015, the latest periods for which such information is publicly available. Reference should be made to Tidelands’ public filings for current information concerning Tidelands’ financial position and results of operations.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended December 31, 2016 on leases in which Marine has an interest. As of February 1, 2017, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended December 31, 2016. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the six months ended December 31, 2016, excluding the Trust’s interest in Tidelands, the Trust realized approximately 92% of its royalty income from the sale of oil and approximately 8% of its royalty income from the sale of natural gas. During the six months ended December 31, 2015, excluding the Trust’s interest in

Tidelands, the Trust realized approximately 83% of its royalty income from the sale of oil and approximately 17% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers. The change in ratio of oil and natural gas was due to significantly lower natural gas production in the six month period.

Distributable income per unit for the six months ended December 31, 2016 decreased to $0.15 as compared to $0.19 for the comparable period in 2015. Distributions per unit amounted to $0.13 per unit for the six months ended December 31, 2016, a decrease from distributions of $0.18 per unit for the comparable period in 2015. During the six months ended December 31, 2016, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the six months ended December 31, 2016, excluding the Trust’s interest in Tidelands, oil production increased to 8,333 barrels (bbls) from 6,512 bbls and natural gas production decreased to 17,856 thousand cubic feet (mcf) from 32,034 mcf as compared to the comparable period in 2015. For the six months ended December 31, 2016, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased to $44.27 per bbl as compared to the price of $58.41 realized for the comparable period in 2015 and the average price realized for natural gas (net of expenses) decreased to $1.75 per mcf as compared to the average price of $2.42 realized for the comparable period in 2015.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2015	4,019	16,485	$0.13	$0.11
December 31, 2015	2,493	15,549	$0.06	$0.07
March 31, 2016	4,986	12,046	$0.09	$0.09
June 30, 2016	4,343	12,639	$0.07	$0.07
September 30, 2016	3,941	9,087	$0.09	$0.04
December 31, 2016	4,392	8,769	$0.07	$0.09

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended December 31, 2016 Compared to the Three Months Ended December 31, 2015

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, increased to $211,593 during the three months ended December 31, 2016 from $172,405 realized for the comparable period in 2015. Royalties increased for the three months ended December 31, 2016 primarily due to an increase in the production of oil, offset by a decrease in the price of oil and natural gas and production of natural gas, as compared to the comparable period in 2015.

Distributable income increased to $134,790 for the three months ended December 31, 2016 from $120,071 realized for the comparable period in 2015.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2016 increased to $194,171 from $140,330 realized for the comparable period in 2015. The volume of oil sold in the three months ended December 31, 2016 increased to 4,392 bbls from 2,493 bbls realized for the comparable period in 2015, and the average price realized for oil decreased to $44.21 per bbl for the three months ended December 31, 2016 from $56.29 per bbl realized for the comparable period in 2015.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2016 decreased to $17,422 from $32,075 for the comparable period in 2015. The volume of natural gas sold in the three months ended December 31, 2016 decreased to 8,769 mcf from 15,549 mcf realized for the comparable period in 2015, and the average price realized for natural gas (net of expenses) decreased to $1.99 per mcf for the three months ended December 31, 2016 from $2.09 per mcf realized for the comparable period in 2015.

Income from distributions received from Tidelands for the three months ended December 31, 2016 decreased to $106 from $23,058 for the comparable period in 2015. The decrease in distributions from Tidelands was the result of decreased production and pricing of both oil and natural gas.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2016, and those realized for the comparable period in 2015, excluding the Trust’s interest in Tidelands.

	Three Months Ended December 31,
	2016	2015
	(unaudited)
Oil
Bbls sold	4,392	2,493
Average price	$44.21	$56.29

Natural gas
Mcf sold	8,769	15,549
Average price, net of expenses	$1.99	$2.09

General and administrative expenses increased to $77,001 for the three months ended December 31, 2016 from $75,455 for the comparable period of 2015, primarily due to increased data service subscription expenses.

Results of Operations—Six Months Ended December 31, 2016 Compared to the Six Months Ended December 31, 2015

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $400,139 during the six months ended December 31, 2016 from $457,649 realized for the comparable period in 2015. Royalties decreased for the six months ended December 31, 2016 primarily due to a decrease in the price of oil and the price and production of natural gas, offset by an increase in the production of oil, as compared to the comparable period in 2015.

Distributable income decreased to $306,169 for the six months ended December 31, 2016 from $388,371 realized for the comparable period in 2015.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2016 decreased to $368,902 from $380,366 realized for the comparable period in 2015. The volume of oil sold in the six months ended December 31, 2016 increased to 8,333 bbls from 6,512 bbls realized for the comparable period in 2015, and the average price realized for oil decreased to $44.27 per bbl for the six months ended December 31, 2016 from $58.41 per bbl realized for the comparable period in 2015.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2016 decreased to $31,237 from $77,283 for the comparable period in 2015. The volume of natural gas sold in the six months ended December 31, 2016 decreased to 17,856 mcf from 32,034 mcf realized for the comparable period in 2015, and the average price realized for natural gas (net of expenses) decreased to $1.75 per mcf for the six months ended December 31, 2015 from $2.42 per mcf realized for the comparable period in 2015.

Income from distributions received from Tidelands for the six months ended December 31, 2016 decreased to $174 from $30,007 for the comparable period in 2015. The decrease in distributions from Tidelands was the result of decreased production and pricing of both oil and natural gas.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2016, and those realized for the comparable period in 2015, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2016	2015
	(unaudited)
Oil
Bbls sold	8,333	6,512
Average price	$44.27	$58.41

Natural gas
Mcf sold	17,856	32,034
Average price, net of expenses	$1.75	$2.42

General and administrative expenses decreased to $94,314 for the six months ended December 31, 2016 from $99,355 for the comparable period of 2015, primarily due to decreased printing fees and expenses.

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

As of December 31, 2016, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

February 14, 2017	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President