Form 10-Q
period 2017-03-31
MARINE PETROLEUM TRUST
filed 2017-05-12
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  ☐            No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐            No  ☒

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 5, 2017, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2017 and June 30, 2016

ASSETS

	March 31, 2017	June 30, 2016
	(Unaudited)
Current assets:
Cash and cash equivalents	$908,674	$817,381
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$911,481	$820,188

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$911,481	$820,188

	$911,481	$820,188

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Income:
Oil and natural gas royalties	$205,402	$219,559	$605,541	$677,208
Oil and natural gas royalties from affiliate	11,991	18,155	12,165	48,162
Interest income	192	16	362	85

Total income	217,585	237,730	618,068	725,455
Expenses:
General and administrative	71,725	58,415	166,039	157,771

Distributable income before federal income taxes	145,860	179,315	452,029	567,684
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$145,860	$179,315	$452,029	$567,684

Distributable income per unit	$0.07	$0.09	$0.23	$0.28

Distributions per unit	$0.05	$0.09	$0.18	$0.27

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2017 and 2016

(Unaudited)

	Nine Months Ended March 31,
	2017	2016
Trust corpus, beginning of period	$820,188	$795,072
Distributable income	452,029	567,684
Distributions to unitholders	(360,736)	(536,464)

Trust corpus, end of period	$911,481	$826,292

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended March 31, 2017 was $91,500.

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated financial statements of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC, which are retained by and delivered to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate publicly traded royalty trust, (iv) dividends paid by MPC, less (v) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities and expenses incurred.

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2017 and 2016, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
Income	$162,230	$289,235

Expenses	71,576	59,781

Distributable income before Federal income taxes	90,654	229,454
Federal income taxes of Tidelands’ subsidiary	250	—

Distributable income	$90,404	$229,454

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Please see Tidelands’ public filings for current information concerning Tidelands and its financial condition and results of operations.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended March 31, 2017 on leases in which Marine has an interest. As of May 1, 2017, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended March 31, 2017. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended March 31, 2017, excluding the Trust’s interest in Tidelands, the Trust realized approximately 91% of its royalty income from the sale of oil and approximately 9% of its royalty income from the sale of natural gas. During the nine months ended March 31, 2016, excluding the Trust’s interest in Tidelands, the Trust realized approximately 85% of its royalty income from the sale of oil and approximately 15% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the nine months ended March 31, 2017 decreased to $0.23 as compared to $0.28 for the comparable period in 2016. Distributions per unit amounted to $0.18 per unit for the nine months ended March 31, 2017, a decrease from distributions of $0.27 per unit for the comparable period in 2016. During the nine months ended March 31, 2017, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the nine months ended March 31, 2017, excluding the Trust’s interest in Tidelands, oil production increased to 12,068 barrels (bbls) from 11,498 bbls and natural gas production decreased to 25,548 thousand cubic feet (mcf) from 44,080 mcf as compared to the comparable period in 2016. For the nine months ended March 31, 2017, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased to $45.64 per bbl as compared to the price of $50.11 realized for the comparable period in 2016 and the average price realized for natural gas (net of expenses) decreased to $2.15 per mcf as compared to the average price of $2.29 realized for the comparable period in 2016.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
December 31, 2015	2,493	15,549	$0.06	$0.07
March 31, 2016	4,986	12,046	$0.09	$0.09
June 30, 2016	4,343	12,639	$0.07	$0.07
September 30, 2016	3,941	9,087	$0.09	$0.04
December 31, 2016	4,392	8,769	$0.07	$0.09
March 31, 2017	3,735	7,692	$0.07	$0.05

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $205,402 during the three months ended March 31, 2017 from $219,559 realized for the comparable period in 2016. Royalties decreased for the three months ended March 31, 2017 primarily due to a decrease in production in both oil and natural gas, which was offset by an increase in the prices of oil and natural gas as compared to the comparable period in 2016.

Distributable income decreased to $145,860 for the three months ended March 31, 2017 from $179,315 realized for the comparable period in 2016.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2017 decreased to $181,857 from $195,750 realized for the comparable period in 2016. The volume of oil sold in the three months ended March 31, 2017 decreased to 3,735 bbls from 4,986 bbls realized for the comparable period in 2016, and the average price realized for oil increased to $48.69 per bbl for the three months ended March 31, 2017 from $39.26 per bbl realized for the comparable period in 2016.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2017 decreased to $23,545 from $23,809 for the comparable period in 2016. The volume of natural gas sold in the three months ended March 31, 2017 decreased to 7,692 mcf from 12,046 mcf realized for the comparable period in 2016, and the average price realized for natural gas (net of expenses) increased to $3.06 per mcf for the three months ended March 31, 2017 from $1.96 per mcf realized for the comparable period in 2016.

Income from distributions received from Tidelands for the three months ended March 31, 2017 decreased to $11,991 from $18,155 for the comparable period in 2016. The decrease in distributions from Tidelands was the result of decreased production of oil and natural gas that was partially offset by the increase in pricing of both oil and natural gas.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2017, and those realized for the comparable period in 2016, excluding the Trust’s interest in Tidelands.

	Three Months Ended March 31,
	2017	2016
	(unaudited)
Oil
Bbls sold	3,735	4,986
Average price	$48.69	$39.26

Natural gas
Mcf sold	7,692	12,046
Average price, net of expenses	$3.06	$1.96

General and administrative expenses increased to $71,725 for the three months ended March 31, 2017 from $58,415 for the comparable period of 2016, primarily due to an increase in professional fees and printing.

Results of Operations—Nine Months Ended March 31, 2017 Compared to the Nine Months Ended March 31, 2016

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $605,541 during the nine months ended March 31, 2017 from $677,208 realized for the comparable period in 2016. Royalties decreased for the nine months ended March 31, 2017 primarily due to a decrease in production of natural gas and a decrease in the prices of oil and natural gas, which were partially offset by an increase in the production of oil.

Distributable income decreased to $452,029 for the nine months ended March 31, 2017 from $567,684 realized for the comparable period in 2016.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2017 decreased to $550,784 from $576,165 realized for the comparable period in 2016. The volume of oil sold in the nine months ended March 31, 2017 increased to 12,068 bbls from 11,498 bbls realized for the comparable period in 2016, and the average price realized for oil decreased to $45.64 per bbl for the nine months ended March 31, 2017 from $50.11 per bbl realized for the comparable period in 2016.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2017 decreased to $54,757 from $101,043 for the comparable period in 2016. The volume of natural gas sold in the nine months ended March 31, 2017 decreased to 25,548 mcf from 44,080 mcf realized for the comparable period in 2016, and the average price realized for natural gas (net of expenses) decreased to $2.15 per mcf for the nine months ended March 31, 2017 from $2.29 per mcf realized for the comparable period in 2016.

Income from distributions received from Tidelands for the nine months ended March 31, 2017 decreased to $12,165 from $48,162 for the comparable period in 2016. The decrease in distributions from Tidelands was the result of decreased production of oil and natural gas and decreased pricing of oil, which was partially offset by the increase in pricing of natural gas.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2017, and those realized for the comparable period in 2016, excluding the Trust’s interest in Tidelands.

	Nine Months Ended March 31,
	2017	2016
	(unaudited)
Oil
Bbls sold	12,068	11,498
Average price	$45.64	$50.11

Natural gas
Mcf sold	25,548	44,080
Average price, net of expenses	$2.15	$2.29

General and administrative expenses increased to $166,039 for the nine months ended March 31, 2017 from $157,771 for the comparable period of 2016, primarily due to an increase in professional fees and data services fees.

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

As of March 31, 2017, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

May 12, 2017	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President