Form 10-K
period 2017-06-30
MARINE PETROLEUM TRUST
filed 2017-09-28
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7.9 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of September 1, 2017 was 2,000,000.

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

For the fiscal year ended June 30, 2017, approximately 90% of Marine’s royalty revenues were attributable to the sale of oil and approximately 10% of Marine’s royalty revenues were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2017	2016	2015
Arena Energy, LP	63%	21%	—
Chevron USA, Inc.	26%	59%	63%
Fieldwood Energy LLC	9%	8%	9%
Walter Energy, Inc.	1%	5%	9%
Anglo Suisse Offshore Partners LLP	—	3%	6%
Century Energy Ltd.	—	3%	5%
Stone Energy	—	—	3%
Others	1%	1%	5%

	100%	100%	100%

In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 3%, 8%, and 8% of Marine’s revenues for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Tidelands has reported that royalty revenues from Black Elk Energy Offshore Operations, LLC, Renaissance Offshore LLC and Fieldwood Energy LLC accounted for more than 90% of Tidelands’ royalty revenue for each of the years ended December 31, 2016, 2015 and 2014.

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

Lower prices may reduce the amount of oil and natural gas that is economical to produce and reduce distributable income available to Marine. As a result, a substantial decline in the production or price of oil and natural gas could result in Marine being unable to make distributions to unitholders in future quarters. The volatility of oil and gas prices reduces the predictability of future cash distributions to unitholders. Substantially all of the oil and natural gas produced from the leases are being sold under short-term or multi-month contracts at market clearing prices or on the spot market.

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

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2017, two working interest owners accounted for approximately 89% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2017 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its Federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to reduce distributions by the amount required to satisfy and pay the Trust’s franchise tax liability for the years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years in which the Trust fails to qualify for an exemption and has total revenues in excess of $1 million (subject to adjustment pursuant to Texas Tax Code section 171.006).

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

Marine did not file any reports during the fiscal year ended June 30, 2017 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2017	2016	2015
Net quantities sold:
Oil (in barrels (“bbls”))	18,439	15,841	17,519
Natural gas (in thousands of cubic feet (“mcf”))	40,867	56,719	88,150

Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$45.06	$44.80	$89.57
Natural gas, net of expenses (per mcf) (1)	$2.19	$2.11	$4.25

(1)	The average sales price is calculated from data provided by the operators.

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

Drilling Activity. The following table shows the number of wells drilled or recompleted in which Marine has an interest (excluding its interest in Tidelands) for each of its last three fiscal years:

Fiscal Year Ended June 30,
	2017	2016	2015
Development
Oil	—	—	—
Natural Gas	—	—	—
Dry	—	—	—

Totals	—	—	—

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. As of September 1, 2017, Marine had an overriding royalty interest (including its interest in Tidelands) in 59 different oil and natural gas leases covering an aggregate of 217,056 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

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

Present Activities. As of September 1, 2017, public records indicated that no wells were being drilled, re-drilled or worked over on tracts in which Marine has an interest. Additionally, public records indicated that operators had not designated any locations for additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

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

	Sales Price		Distributions Per Unit
Quarter Ending	High	Low
September 30, 2015	$8.97	$5.20	$0.11
December 31, 2015	7.70	4.01	0.07
March 31, 2016	5.75	3.07	0.09
June 30, 2016	5.75	4.03	0.07

September 30, 2016	$4.15	$2.97	$0.04
December 31, 2016	6.00	2.91	0.09
March 31, 2017	5.80	3.81	0.05
June 30, 2017	4.55	2.90	0.10

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On September 1, 2017, these outstanding units of record were held by 248 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2017.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $76,500 for the distribution paid on June 28, 2017. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date less reserves for future expenses.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2017.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2017 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Southwest Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas, 75219.

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

	Fiscal Year Ended June 30,
	(Dollars in thousands, except per unit amounts)
	2017	2016	2015	2014	2013
Consolidated Statements of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$920	$829	$1,944	$2,956	$2,730
Oil and natural gas royalties from affiliate	26	76	172	170	266
Interest income	3	—	—	—	—

	$949	$905	$2,116	$3,126	$2,996

Expenses:
General and administrative	$198	$197	$227	$310	$274
Federal income taxes of subsidiary	—	—	—	—	—

	198	197	227	310	274

Distributable income	$751	$708	$1,889	$2,816	$2,722

Distributions to unitholders	$552	$683	$2,228	$2,776	$2,814

Distributable income per unit	$0.38	$0.35	$0.94	$1.41	$1.36

Distributions per unit	$0.28	$0.34	$1.11	$1.39	$1.41

	At June 30,
	2017	2016	2015	2014	2013
Consolidated Statements of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$1,019	$820	$795	$1,135	$1,096

Trust corpus	$1,019	$820	$795	$1,135	$1,096

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2017 distribution of $0.095735 per unit increased from the March 2017 distribution of $0.045774 per unit. As disclosed in a press release dated August 21, 2017, the September 2017 distribution of $0.126284 per unit will be an increase from the June 2017 distribution of $0.095735 per unit.

Marine’s distributable income for fiscal 2017 amounted to $751,506, or $0.38 per unit, as compared to $708,142, or $0.35 per unit, in fiscal 2016, and $1,888,690, or $0.94 per unit, in fiscal 2015. Distributions to unitholders are calculated and paid out net of reserve for future expenses, which are estimated by the Trustee on a quarterly basis.

These results also include income from the Trust’s interest in Tidelands, which amounted to $26,355 for fiscal 2017, $75,946 for fiscal 2016 and $171,340 for fiscal 2015. Income from Tidelands contributed approximately 3% of Marine’s royalty income for fiscal 2017 as compared to 8% of Marine’s royalty income in fiscal 2016 and to 8% of Marine’s royalty income in fiscal 2015.

The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2017	2016	2015
Wells Drilled or Recompleted (Gross)	—	—	—
Active Wells (Gross)	201	201	201

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal 2017, 2016 and 2015, excluding the Trust’s interest in Tidelands.

	Fiscal Year Ended June 30,
	2017	2016	2015
Income from:
Oil royalties	$830,861	$709,677	$1,569,177
Natural gas royalties	$89,513	$119,861	$374,691

Totals	$920,374	$829,538	$1,943,868

Net quantities sold:
Oil (bbls)	18,439	15,841	17,519
Natural gas (mcf)	40,867	56,719	88,150

Average price:
Oil (per bbl) (1)	$45.06	$44.80	$89.57
Natural gas, net of expenses (per mcf) (1)	$2.19	$2.11	$4.25

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2017 Compared to Fiscal Year 2016. During fiscal 2017, Marine received approximately 90% of its royalty income from the sale of oil and 10% of its royalty income from the sale of natural gas, as compared to approximately 86% of its royalty income from the sale of oil and 14% of its royalty income from the sale of natural gas in fiscal 2016. Income from oil and natural gas royalties in fiscal 2017 increased approximately 11% from fiscal 2016, primarily due to an increase in production of oil and an increase in prices realized for oil and natural gas, offset in part by a decrease in production of natural gas.

Revenue from oil royalties amounted to $830,861 in fiscal 2017, an increase from the $709,677 realized in fiscal 2016. The average price realized for a barrel of oil increased to $45.06 from the $44.80 realized in fiscal 2016. In fiscal 2017, oil production increased to 18,439 bbls from the 15,841 bbls produced in fiscal 2016.

Revenue from natural gas royalties amounted to $89,513 in fiscal 2017, a decrease from the $119,861 realized in fiscal 2016. In fiscal 2017, the average price per mcf of natural gas increased to $2.19 from the $2.11 realized in fiscal 2016. In fiscal 2017, natural gas production decreased to 40,867 mcf from the 56,719 mcf produced in fiscal 2016.

General and administrative expenses for fiscal 2017 amounted to $198,032, an increase from the $197,492 recorded in fiscal 2016, due to an increase in professional fees and expenses, offset in part by a decrease in operation data services and transfer agent fees.

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

Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Marine’s future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Marine uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in prices or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Events may occur in the future that Marine is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K.

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

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2017, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2017. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election or appointment of directors or officers. Under the Indenture, Southwest Bank, serves as the Trustee.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and is not aware of any beneficial owner of more than ten percent of the units of beneficial interest who failed to file reports required by Section 16(a) under the Exchange Act on a timely basis during the fiscal year ended June 30, 2017.

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation(1)
Southwest Bank, Trustee (2)	2017	$28,000
	2016	$28,000
	2015	$29,142

U.S. Trust, Bank of America Private Wealth Management, former Trustee (2)	2015	$2,822

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.
(2)	U.S. Trust, Bank of America Private Wealth Management served as corporate trustee until the appointment of Southwest Bank, effective August 27, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of September 5, 2017, based solely on the Trust’s review of information filed with the SEC and information provided by such persons:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Robert H. Paslay	213,837 units	10.7%
1007 Gasserway Circle
Brentwood, TN 37027

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Patricia Martin	174,529 units	8.7%
110 Woodbine Place
Missoula, MT 59803

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2017. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2017 and 2016 were as follows:

	2017	2016
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

(a) Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.

The consolidated financial statements of Tidelands, together with the related notes and the report of Weaver and Tidwell, L.L.P., independent registered public accounting firm, as contained in its Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC and filed herewith as Exhibit 99.1, are hereby incorporated herein by reference.

(b) Exhibits:

4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001 (File No. 000-08565), and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002 (File No. 000-08565), and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of Tidelands Royalty Trust “B” for the year ended December 31, 2016, and report of Weaver and Tidwell, L.L.P., independent registered public accounting firm.

*	Filed herewith.

(c) Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of

Marine Petroleum Trust and Subsidiary

We have audited the accompanying consolidated statements of assets, liabilities and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2017 and 2016, and the related consolidated statements of distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2017. These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary as of June 30, 2017 and 2016, and distributable income and changes in trust corpus for each of the years in the three-year period ended June 30, 2017 in conformity with the modified cash basis of accounting described in Note 2 to the consolidated financial statements.

/s/ WEAVER AND TIDWELL, L.L.P

Dallas, Texas

September 28, 2017

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2017 and 2016

Assets

	June 30, 2017	June 30, 2016
Current assets:
Cash and cash equivalents	$1,016,681	$817,381
Federal income taxes refundable	2,800	2,800
Producing oil and gas properties	7	7

Total assets	$1,019,488	$820,188

Liabilities and Trust Corpus

Current liabilities:
Federal income taxes payable	—	—

Total current liabilities	$—	$—

Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	1,019,488	820,188

	$1,019,488	$820,188

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2017	2016	2015
Income:
Oil and natural gas royalties	$920,374	$829,538	$1,943,868
Oil and natural gas royalties from affiliate	26,355	75,946	171,340
Interest income	2,809	150	82

Total income	$949,538	$905,634	$2,115,290

Expenses:
General and administrative	198,032	197,492	226,600

Distributable income before Federal income taxes	751,506	708,142	1,888,690
Federal income taxes of subsidiary	—	—	—

Distributable income	$751,506	$708,142	$1,888,690

Distributable income per unit	$0.38	$0.35	$0.94

Distributions per unit	$0.28	$0.34	$1.11

Units outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2017	2016	2015
Trust corpus, beginning of year	$820,188	$795,072	$1,134,744
Distributable income	751,506	708,142	1,888,690
Distributions to unitholders	(552,206)	(683,026)	(2,228,362)

Trust corpus, end of year	$1,019,488	$820,188	$795,072

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

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 2, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2017, the Trust’s tax years 2013 through 2016 remain subject to examination.

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

Marine had cash and cash equivalents of $1,016,681 and $817,381 at June 30, 2017 and 2016, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h) Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2017	2016	2015
Arena Energy, LP	63%	21%	—
Chevron USA, Inc.	26%	59%	63%
Fieldwood Energy LLC	9%	8%	9%
Walter Energy, Inc.	1%	5%	9%
Anglo Suisse Offshore Partners LLP	—	3%	6%
Century Energy Ltd.	—	3%	5%
Stone Energy	—	—	3%
Others	1%	1%	5%

	100%	100%	100%

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

(3) Investment in Affiliate – Tidelands Royalty Trust “B”

At June 30, 2017 and 2016, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a market value $769,022 and $515,697 at June 30, 2017 and 2016, respectively, based on the closing price of Tideland’s units on the OTC Bulletin Board on such dates.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

Assets

	June 30, 2017	June 30, 2016
Current assets:
Cash and cash equivalents	$465,952	$464,176
Oil, natural gas and other mineral properties	2	2

Total assets	$465,954	$464,178

Liabilities and Trust Corpus

Current liabilities:
Federal income taxes payable	$883	$—

Total current liabilities	$883	$—

Trust Corpus – authorized 1,386,525 units of beneficial interest, issued 1,386,375 units at nominal value	$465,071	$464,178

	$465,954	$464,178

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2017	2016	2015
Income	$215,434	$324,993	$611,324
Expenses	132,657	129,862	174,099

Distributable income before Federal income taxes	82,777	195,131	437,225
Federal income taxes of Tidelands’ subsidiary	1,133	3,019	—

Distributable income	$81,644	$192,112	$437,225

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

(4) Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2017 and 2016 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Income	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2015	$292,200	$23,900	$268,300	$0.13
December 31, 2015	195,526	75,455	120,071	0.07
March 31, 2016	237,730	58,415	179,315	0.09
June 30, 2016	180,178	39,722	140,456	0.07

	$905,634	$197,492	$708,142	$0.35

Quarter ended:
September 30, 2016	$188,692	$17,313	$171,379	$0.09
December 31, 2016	211,791	77,001	134,790	0.07
March 31, 2017	217,585	71,725	145,860	0.07
June 30, 2017	331,470	31,993	299,477	0.15

	$949,538	$198,032	$751,506	$0.38

(5) Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2017	2016	2015
Marine:
Oil (bbls)	18,439	15,841	17,519

Gas (mcf)	40,867	56,719	88,150

Tidelands:
Oil (bbls)	3,245	5,265	4,064

Gas (mcf)	31,982	40,549	60,438

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

Under the Texas franchise tax, “passive entities” include trusts that meet the following requirements: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, and gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent and certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for the Texas franchise tax. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Thus, the Trust anticipates that it will be a passive entity in the tax year ending in 2017. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will continue to qualify as a passive entity that is not subject to the Texas franchise tax.

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons.

In the event the Trust does not qualify as a passive entity, it would not be required to pay any tax and is not considered to owe any Texas franchise tax for any period in which its annualized total revenue is less than or equal to a certain threshold. For reports due on or after January 1, 2016 and before January 1, 2018, this no tax due threshold is $1,110,000.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
(Registrant)

Southwest Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: September 28, 2017	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Southwest Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 28, 2017	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)