Form 10-Q
period 2017-09-30
MARINE PETROLEUM TRUST
filed 2017-11-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of November 1, 2017, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2017 and June 30, 2017

ASSETS

	September 30, 2017	June 30, 2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$951,045	$1,016,681
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$953,852	$1,019,488

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$953,852	$1,019,488

	$953,852	$1,019,488

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Income:
Oil and natural gas royalties	$208,249	$188,546
Oil and natural gas royalties from affiliate	—	68
Interest income	630	78

Total income	208,879	188,692
Expenses:
General and administrative	21,947	17,313

Distributable income before federal income taxes	186,932	171,379
Federal income taxes of subsidiary	—	—

Distributable income	$186,932	$171,379

Distributable income per unit	$0.09	$0.09

Distributions per unit	$0.13	$0.04

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Trust corpus, beginning of period	$1,019,488	$820,188
Distributable income	186,932	171,379
Distributions to unitholders	(252,568)	(87,014)

Trust corpus, end of period	$953,852	$904,553

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The financial statements included herein are unaudited, but in the opinion of Southwest Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended September 30, 2017 was $86,500.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At September 30, 2017 and 2016, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Income	$28,711	$51,884

Expenses	28,228	20,656

Distributable income before Federal income taxes	483	31,288
Federal income taxes of Tidelands’ subsidiary		250

Distributable income	$483	$30,978

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2017, the latest period for which such information is publicly available in Tidelands’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2017. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

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

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended September 30, 2017 on leases in which Marine has an interest. As of November 1, 2017, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2017. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended September 30, 2017, excluding the Trust’s interest in Tidelands, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas. During the three months ended September 30, 2016, excluding the Trust’s interest in Tidelands, the Trust realized approximately 93% of its royalty income from the sale of oil and approximately 7% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended September 30, 2017 was $0.09 as compared to $0.09 for the comparable period in 2016. Distributions per unit amounted to $0.13 per unit for the three months ended September 30, 2017, an increase from distributions of $0.04 per unit for the comparable period in 2016. During the three months ended September 30, 2017, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the three months ended September 30, 2017, excluding the Trust’s interest in Tidelands, oil production increased to 4,062 barrels (bbls) from 3,941 bbls and natural gas production decreased to 5,566 thousand cubic feet (mcf) from 9,087 mcf as compared to the comparable period in 2016. For the three months ended September 30, 2017, excluding the Trust’s interest in Tidelands, the average price realized for oil increased to $48.09 per bbl as compared to the price of $44.33 realized for the comparable period in 2016 and the average price realized for natural gas (net of expenses) increased to $2.29 per mcf as compared to the average price of $1.52 realized for the comparable period in 2016.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
June 30, 2016	4,343	12,639	$0.07	$0.07
September 30, 2016	3,941	9,087	$0.09	$0.04
December 31, 2016	4,392	8,769	$0.07	$0.09
March 31, 2017	3,735	7,692	$0.07	$0.05
June 30, 2017	6,371	15,319	$0.15	$0.10
September 30, 2017	4,062	5,566	$0.09	$0.13

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, increased to $208,249 during the three months ended September 30, 2017 from $188,546 realized for the comparable period in 2016. Royalties increased for the three months ended September 30, 2017 as compared to the comparable period in 2016 primarily due to an increase in production of oil and an increase in the prices of oil and natural gas, offset in part by a decrease in production of natural gas.

Distributable income increased to $186,932 for the three months ended September 30, 2017 from $171,379 realized for the comparable period in 2016.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2017 increased to $195,342 from $174,705 realized for the comparable period in 2016. The volume of oil sold in the three months ended September 30, 2017 increased to 4,062 bbls from 3,941 bbls realized for the comparable period in 2016, and the average price realized for oil increased to $48.09 per bbl for the three months ended September 30, 2017 from $44.33 per bbl realized for the comparable period in 2016.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2017 decreased to $12,907 from $13,841 for the comparable period in 2016. The volume of natural gas sold in the three months ended September 30, 2017 decreased to 5,566 mcf from 9,087 mcf realized for the comparable period in 2016, and was offset in part by the average price realized for natural gas (net of expenses) which increased to $2.29 per mcf for the three months ended September 30, 2017 from $1.52 per mcf realized for the comparable period in 2016.

Income from distributions received from Tidelands for the three months ended September 30, 2017 decreased to $0 from $68 for the comparable period in 2016. The decrease in distributions from Tidelands was the result of decreased production of oil and natural gas that was partially offset by the increase in pricing of both oil and natural gas.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2017, and those realized for the comparable period in 2016, excluding the Trust’s interest in Tidelands.

	Three Months Ended September 30,
	2017	2016
	(unaudited)
Oil
Bbls sold	4,062	3,941
Average price	$48.09	$44.33
Natural gas
Mcf sold	5,566	9,087
Average price, net of expenses	$2.29	$1.52

General and administrative expenses increased to $21,947 for the three months ended September 30, 2017 from $17,313 for the comparable period of 2016, primarily due to an increase in professional fees.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Marine’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the fiscal year ended June 30, 2017.

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

As of September 30, 2017, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June  30, 2017.

Item 6. Exhibits

The following exhibits are included herein:

31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

November 14, 2017	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President