Form 10-Q
period 2017-12-31
MARINE PETROLEUM TRUST
filed 2018-02-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes  ☐    No  ☒

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of February 1, 2018, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2017 and June 30, 2017

ASSETS

	December 31, 2017	June 30, 2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$937,631	$1,016,681
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$940,438	$1,019,488

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus — 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$940,438	$1,019,488

	$940,438	$1,019,488

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2017 and 2016

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Income:
Oil and natural gas royalties	$172,613	$211,593	$380,862	$400,139
Oil and natural gas royalties from Affiliate	$—	$106	$—	$174
Interest income	$1,977	$92	$3,234	$170

Total income	174,590	211,791	384,096	400,483
Expenses:
General and administrative	$81,528	$77,001	$104,102	$94,314

Distributable income before federal income taxes	$93,062	$134,790	$279,994	$306,169
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$93,062	$134,790	$279,994	$306,169

Distributable income per unit	$.05	$0.07	$.14	$0.15

Distributions per unit	$.05	$0.09	$.18	$0.13

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2017 and 2016

(Unaudited)

	Six Months Ended December 31,
	2017	2016
Trust corpus, beginning of period	$1,019,488	$820,188
Distributable income	$279,994	$306,169
Distributions to unitholders	$(359,044)	$(269,188)

Trust corpus, end of period	$940,438	$857,169

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended December 31, 2017 was $96,500.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At December 31, 2017 and 2016, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2017	Three Months Ended December 31, 2016	Six Months Ended December 31, 2016
Income	$28,711	$62,493	$114,377

Expenses	$28,228	$35,755	$54,411

Distributable income before Federal income taxes	$483	$28,738	$59,966
Federal income taxes of Tidelands’ subsidiary	$—	$—	$250

Distributable income	$483	$28,738	$59,716

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, that has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Tidelands has not yet filed its financial statements for the fiscal year ended December 31, 2017 with the SEC. Therefore, the Condensed Consolidated Statements of Distributable Income of Tidelands have been taken from Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2017 and Annual Report on Form 10-K for its fiscal year ended December 31, 2016, the latest periods for which such information is publicly available. Reference should be made to Tidelands’ public filings for current information concerning Tidelands’ financial position and results of operations.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended December 31, 2017 on leases in which Marine has an interest. As of February 1, 2018, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended December 31, 2017. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

Since the Trust financial statements are prepared on a modified-cash basis, most accounting pronouncements are not applicable to the Trust. No new accounting pronouncements have been adopted or issued that would have a significant impact on marine’s financial statements.

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

Summary of Operating Results

During the six months ended December 31, 2017, excluding the Trust’s interest in Tidelands, the Trust realized approximately 93% of its royalty income from the sale of oil and approximately 7% of its royalty income from the sale of natural gas. During the six months ended December 31, 2016, excluding the Trust’s interest in Tidelands, the Trust realized approximately 92% of its royalty income from the sale of oil and approximately 8% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended December 31, 2017 was $0.14 as compared to $0.15 for the comparable period in 2016. Distributions per unit amounted to $0.18 per unit for the six months ended December 31, 2017, an increase from distributions of $0.13 per unit for the comparable period in 2016. During the six months ended December 31, 2017, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the six months ended December 31, 2017, excluding the Trust’s interest in Tidelands, oil production decreased to 7,513 barrels (bbls) from 8,333 bbls and natural gas production decreased to 10,052 thousand cubic feet (mcf) from 17,856 mcf as compared to the comparable period in 2016. For the six months ended December 31, 2017, excluding the Trust’s interest in Tidelands, the average price realized for oil increased to $47.18 per bbl as compared to the price of $44.27 realized for the comparable period in 2016 and the average price realized for natural gas (net of expenses) increased to $2.61 per mcf as compared to the average price of $1.75 realized for the comparable period in 2016.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2016	3,941	9,087	$0.08	$0.04
December 31, 2016	4,392	8,769	$0.07	$0.09
March 31, 2017	3,735	7,692	$0.07	$0.05
June 30, 2017	6,371	15,319	$0.15	$0.10
September 30, 2017	4,062	5,566	$0.09	$0.13
December 31, 2017	3,451	4,486	$0.05	$0.05
(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $172,613 during the three months ended December 31, 2017 from $211,593 realized for the comparable period in 2016. Royalties decreased for the three months ended December 31, 2017 as compared to the comparable period in 2016 primarily due to a decrease in production of oil and natural gas, offset in part by an increase in the price of oil and natural gas.

Distributable income decreased to $93,062 for the three months ended December 31, 2017 from $134,790 realized for the comparable period in 2016.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2017 decreased to $159,113 from $194,171 realized for the comparable period in 2016. The volume of oil sold in the three months ended December 31, 2017 decreased to 3,451 bbls from 4,392 bbls realized for the comparable period in 2016, and the average price realized for oil increased to $46.11 per bbl for the three months ended December 31, 2017 from $44.21 per bbl realized for the comparable period in 2016.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2017 decreased to $13,500 from $17,422 for the comparable period in 2016. The volume of natural gas sold in the three months ended December 31, 2017 decreased to 4,486 mcf from 8,769 mcf realized for the comparable period in 2016, and the average price realized for natural gas (net of expenses) increased to $3.00 per mcf for the three months ended December 31, 2017 from $1.99 per mcf realized for the comparable period in 2016.

Income from distributions received from Tidelands for the three months ended December 31, 2017 decreased to $0.00 from $106 for the comparable period in 2016. The decrease in distributions from Tidelands was the result of a decrease in production of oil and natural gas despite an increase in the price of both oil and natural gas.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2017, and those realized for the comparable period in 2016, excluding the Trust’s interest in Tidelands.

	Three Months Ended December 31,
	2017	2016
	(unaudited)
Oil
Bbls sold	3,451	4,392
Average price	$46.11	$44.21
Natural gas
Mcf sold	4,486	8,769
Average price, net of expenses	$3.00	$1.99

General and administrative expenses increased to $81,528 for the three months ended December 31, 2017 from $77,001 for the comparable period of 2016, primarily due to an increase in professional fees and printing expenses.

Results of Operations — Six Months Ended December 31, 2017 Compared to the Six Months Ended December 31, 2016

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $380,862 during the six months ended December 31, 2017 from $400,139 realized for the comparable period in 2016. Royalties decreased for the six months ended December 31, 2017 primarily due to a decrease in production of oil and natural gas, offset in part by an increase in the price of oil and natural gas, as compared to the comparable period in 2016.

Distributable income decreased to $279,994 for the six months ended December 31, 2017 from $306,169 realized for the comparable period in 2016.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2017 decreased to $354,463 from $368,902 realized for the comparable period in 2016. The volume of oil sold in the six months ended December 31, 2017 decreased to 7,513 bbls from 8,333 bbls realized for the comparable period in 2016, and the average price realized for oil increased to $47.18 per bbl for the six months ended December 31, 2017 from $44.27 per bbl realized for the comparable period in 2016.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2017 decreased to $26,399 from $31,237 for the comparable period in 2016. The volume of natural gas sold in the six months ended December 31, 2017 decreased to 10,052 mcf from 17,856 mcf realized for the comparable period in 2016, and the average price realized for natural gas (net of expenses) increased to $2.61 per mcf for the six months ended December 31, 2017 from $1.75 per mcf realized for the comparable period in 2016.

Income from distributions received from Tidelands for the six months ended December 31, 2017 decreased to $0 from $174 for the comparable period in 2016. The decrease in distributions from Tidelands was the result of a decrease in production of oil and natural gas, offset in part by an increase in the price of oil and natural gas.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2017, and those realized for the comparable period in 2016, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2017	2016
	(unaudited)
Oil
Bbls sold	7,513	8,333
Average price	$47.18	$44.27
Natural gas
Mcf sold	10,052	17,856
Average price, net of expenses	$2.61	$1.75

General and administrative expenses increased to $104,102 for the six months ended December 31, 2017 from $94,314 for the comparable period of 2016, primarily due to an increase in professional fees and operation data expenses.

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

As of December 31, 2017, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST Southwest Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

February 14, 2018	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President