Form 10-Q
period 2018-03-31
MARINE PETROLEUM TRUST
filed 2018-05-15
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Simmons Bank

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 1, 2018, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2018 and June 30, 2017

ASSETS

	March 31, 2018	June 30, 2017
	(Unaudited)
Current assets:
Cash and cash equivalents	$973,302	$1,016,681
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$976,109	$1,019,488

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$976,109	$1,019,488

	$976,109	$1,019,488

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Income:
Oil and natural gas royalties	$237,317	$205,402	$618,179	$605,541
Oil and natural gas royalties from Affiliate	$—	$11,991	$—	$12,165
Interest and dividend income	$2,542	$192	$5,776	$362

Total income	239,859	217,585	623,955	618,068

Expenses:
General and administrative	$54,606	$71,725	$158,708	$166,039

Distributable income before federal income taxes	$185,253	$145,860	$465,247	$452,029
Federal income taxes of subsidiary	—	—		—

Distributable income	$185,253	$145,860	$465,247	$452,029

Distributable income per unit	$0.09	$0.07	$0.23	$0.23

Distributions per unit	$0.07	$0.05	$0.25	$0.18

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2018 and 2017

(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Trust corpus, beginning of period	$1,019,488	$820,188
Distributable income	$465,247	$452,029
Distributions to unitholders	$(508,626)	$(360,736)

Trust corpus, end of period	$976,109	$911,481

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The financial statements included herein are unaudited, but in the opinion of Simmons Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2018.

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

The modified cash basis method of accounting corresponds to the accounting principles permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements, which includes the provision of the new revenue recognition standard in ASU 2014-09.

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended March 31, 2018 was $91,500.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2018 and 2017, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Nine Months Ended March 31, 2018	Nine Months Ended March 31, 2017
Income	$104,809	$162,230

Expenses	78,635	71,576

Distributable income before Federal income taxes	25,173	90,654
Federal income taxes of Tidelands’ subsidiary	—	250

Distributable income	$25,173	$90,404

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, that has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Please see Tidelands’ public filings for current information concerning Tidelands and its financial condition and results of operations.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank became corporate trustee of the Trust (the “Trustee”) as a result of a merger between Simmons Bank and Southwest Bank, the former corporate Trustee of the Trust. The Trust’s Indenture (the “Indenture”) provides that the term of the Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, these interests now are held by Chevron Corporation (“Chevron”) and its assignees. The Trust holds title to interests in properties that are situated offshore of Texas.

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

Simmons Bank

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended March 31, 2018 on leases in which Marine has an interest. As of May 1, 2018, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended March 31, 2018. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended March 31, 2018, excluding the Trust’s interest in Tidelands, the Trust realized approximately 92% of its royalty income from the sale of oil and approximately 8% of its royalty income from the sale of natural gas. During the nine months ended March 31, 2017, excluding the Trust’s interest in Tidelands, the Trust realized approximately 91% of its royalty income from the sale of oil and approximately 9% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for each of the nine months ended March 31, 2018 and 2017 was $0.23. Distributions per unit amounted to $0.25 per unit for the nine months ended March 31, 2018, an increase from distributions of $0.18 per unit for the comparable period in 2017. During the nine months ended March 31, 2018, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the nine months ended March 31, 2018, excluding the Trust’s interest in Tidelands, oil production decreased to 11,385 barrels (bbls) from 12,068 bbls and natural gas production decreased to 15,748 thousand cubic feet (mcf) from 25,548 mcf as compared to the comparable period in 2017. For the nine months ended March 31, 2018, excluding the Trust’s interest in Tidelands, the average price realized for oil increased to $47.73 per bbl as compared to the price of $45.64 realized for the comparable period in 2017 and the average price realized for natural gas (net of expenses) increased to $3.04 per mcf as compared to the average price of $2.15 realized for the comparable period in 2017.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
December 31, 2016	4,392	8,769	$0.07	$0.09
March 31, 2017	3,735	7,692	$0.07	$0.05
June 30, 2017	6,371	15,319	$0.15	$0.10
September 30, 2017	4,062	5,566	$0.09	$0.13
December 31, 2017	3,451	4,486	$0.05	$0.05
March 31, 2018	3,873	5,696	$0.09	$0.07

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, increased to $237,317 during the three months ended March 31, 2018 from $205,402 realized for the comparable period in 2017. Royalties increased for the three months ended March 31, 2018 as compared to the comparable period in 2017 primarily due to an increase in the production and price of oil and the price of natural gas, offset in part by a decrease in the production of natural gas.

Distributable income increased to $185,253 for the three months ended March 31, 2018 from $145,860 realized for the comparable period in 2017.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2018 increased to $201,241 from $181,857 realized for the comparable period in 2017 primarily due to an increase in the production and price of oil. The volume of oil sold in the three months ended March 31, 2018 increased to 3,873 bbls from 3,735 bbls realized for the comparable period in 2017, and the average price realized for oil increased to $51.96 per bbl for the three months ended March 31, 2018 from $48.69 per bbl realized for the comparable period in 2017.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2018 increased to $36,076 from $23,545 for the comparable period in 2017 primarily due to an increase in the price of natural gas, offset in part by a decrease in the production of natural gas. The volume of natural gas sold in the three months ended March 31, 2018 decreased to 5,696 mcf from 7,692 mcf realized for the comparable period in 2017, and the average price realized for natural gas (net of expenses) increased to $3.80 per mcf for the three months ended March 31, 2018 from $3.06 per mcf realized for the comparable period in 2017.

Income from distributions received from Tidelands for the three months ended March 31, 2018 decreased to $0.00 from $11,991 for the comparable period in 2017. The decrease in distributions from Tidelands was the result of a decrease in production of oil and natural gas despite an increase in the price of both oil and natural gas.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2018, and those realized for the comparable period in 2017, excluding the Trust’s interest in Tidelands.

	Three Months Ended March 31,
	2018	2017
	(unaudited)
Oil
Bbls sold	3,873	3,735
Average price	$51.96	$48.69

Natural gas
Mcf sold	5,696	7,692
Average price, net of expenses	$3.80	$3.06

General and administrative expenses decreased to $54,606 for the three months ended March 31, 2018 from $71,725 for the comparable period of 2017, primarily due to a decrease in professional fees and printing expenses.

Results of Operations—Nine Months Ended March 31, 2018 Compared to the Nine Months Ended March 31, 2017

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, increased to $618,179 during the nine months ended March 31, 2018 from $605,541 realized for the comparable period in 2017. Royalties increased for the nine months ended March 31, 2018 primarily due to an increase in the price of oil and natural gas, offset in part by a decrease in the production of oil and natural gas, as compared to the comparable period in 2017.

Distributable income increased to $465,247 for the nine months ended March 31, 2018 from $452,029 realized for the comparable period in 2017.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2018 decreased to $543,406 from $550,784 realized for the comparable period in 2017 primarily due to a decrease in the production of oil, offset in part by an increase in the price of oil. The volume of oil sold in the nine months ended March 31, 2018 decreased to 11,385 bbls from 12,068 bbls realized for the comparable period in 2017, and the average price realized for oil increased to $47.73 per bbl for the nine months ended March 31, 2018 from $45.64 per bbl realized for the comparable period in 2017.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2018 increased to $74,773 from $54,757 for the comparable period in 2017 primarily due to an increase in the price of natural gas, offset in part by a decrease in the production of natural gas. The volume of natural gas sold in the nine months ended March 31, 2018 decreased to 15,748 mcf from 25,548 mcf realized for the comparable period in 2017, and the average price realized for natural gas (net of expenses) increased to $3.04 per mcf for the nine months ended March 31, 2017 from $2.15 per mcf realized for the comparable period in 2017.

Income from distributions received from Tidelands for the nine months ended March 31, 2018 decreased to $0.00 from $12,165 for the comparable period in 2017. The decrease in distributions from Tidelands was the result of a decrease in production of oil and natural gas, despite an increase in the price of oil and natural gas.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2018, and those realized for the comparable period in 2017, excluding the Trust’s interest in Tidelands.

	Nine Months Ended March 31,
	2018	2017
	(unaudited)
Oil
Bbls sold	11,385	12,068
Average price	$47.73	$45.64

Natural gas
Mcf sold	15,748	25,548
Average price, net of expenses	$3.04	$2.15

General and administrative expenses decreased to $158,708 for the nine months ended March 31, 2018 from $166,039 for the comparable period of 2017, primarily due to a decrease in professional fees and printing expenses, offset with increase in investor information expenses.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Simmons Bank, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. Marine’s disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure.

As of March 31, 2018, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST

Simmons Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

May 15, 2018	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President