Form 10-K
period 2018-06-30
MARINE PETROLEUM TRUST
filed 2018-09-28
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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
Simmons Bank
2911 Turtle Creek Blvd., Suite 850,
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 29, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $6.1 million. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of September 1, 2018 was 2,000,000

i

PART I

ITEM 1.	BUSINESS

Organization. Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank became corporate trustee of the Trust (the “Trustee”) as a result of a merger between Simmons Bank and Southwest Bank, the former corporate Trustee of the Trust. The Trust’s Indenture (the “Indenture”) provides that the term of the Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, these interests are now held by Chevron Corporation (“Chevron”) and its assignees, including Arena Energy, LP (“Arena,” and collectively with Chevron and its assignees, the “Interest Owners”).

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

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank, the former corporate Trustee of the Trust, with Simmons Bank effective February 20, 2018. The defined term “Trustee” as used herein shall refer to Southwest Bank for periods from May 30, 2014 through February 19, 2018 and to Simmons Bank for periods on and after February 20, 2018.

The Trust’s wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”), holds title to interests in properties that are situated offshore of Louisiana, because at the time the Trust was created, trusts could not hold these interests under Louisiana law. Ninety-eight percent of all oil, natural gas, and other mineral royalties collected by MPC, less the receiving and collection costs, are retained by and delivered to the Trust. MPC retains the remaining two percent of the overriding royalties along with other items of income and expense until the board of directors declares a dividend out of the corpus. MPC, like the Trust, is prohibited from engaging in a trade or business and only takes those actions that are necessary for the administration and liquidation of its properties. Marine’s only industry segment or purpose is the administration and collection of royalties.

Royalties. Marine’s rights are generally referred to as overriding royalty interests in the oil and natural gas industry, and are sometimes referred to as overriding royalty interests in this Annual Report on Form 10-K. An overriding royalty interest is created by an assignment by the owner of a working interest in an oil or natural gas lease. All production and marketing functions are conducted by the working interest owners of the leases. Income from overriding royalties is paid to Marine either (i) on the basis of the selling price of oil, natural gas and other minerals produced, saved or sold, or (ii) at the value at the wellhead as determined by industry standards, when the selling price does not reflect the value at the wellhead.

Marine holds an overriding royalty interest equal to three-fourths of 1% of the value at the well of any oil, natural gas, or other minerals produced and sold from the leases described in the “Properties” section below. Marine’s overriding royalty interest applies only to existing leases and does not apply to new leases that the Interest Owners may acquire.

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

For the fiscal year ended June 30, 2018, approximately 93% of Marine’s royalty revenues were attributable to the sale of oil and approximately 7% of Marine’s royalty revenues were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2018	2017	2016
Arena Energy, LP	90%	63%	21%
Chevron USA, Inc.	6%	26%	59%
Fieldwood Energy LLC	4%	9%	8%
Walter Energy, Inc.	—	1%	5%
Anglo Suisse Offshore Partners LLP	—	—	3%
Century Energy Ltd.	—	—	3%
Others	—	1%	1%

	100%	100%	100%

In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 0.01%, 3% and 8% of Marine’s revenues for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Tidelands has reported that royalty revenues from Renaissance Offshore LLC and Fieldwood Energy LLC accounted for more than 90% of Tidelands’ royalty revenue for each of the years ended December 31, 2017, 2016 and 2015.

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

The ability of Marine to receive revenues is entirely dependent upon its rights with respect to the leases held by the Interest Owners in the Gulf of Mexico (as more fully described in “Item 2. Properties” below). Moreover, no revenues are payable to Marine until sales of production commence from any such lease.

The royalty interests held by Marine are depleting with each barrel of oil and cubic foot of natural gas produced. No funds are reinvested by Marine; thus, these depleting assets are not being replaced.

Widely Held Fixed Investment Trust Reporting Information. The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a customer in street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Accordingly, the Trust will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The Trustee that will provide the required information and the contact information for the Trustee is as follows:

Simmons Bank

2911 Turtle Creek Blvd., Suite 850

Dallas, Texas 75219

Telephone number: (855) 588-7839

Each unitholder should consult its own tax advisor for compliance with U.S. federal income tax laws and regulations.

ITEM 1A.	RISK FACTORS

Although various risk factors and specific cautionary statements are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks associated with the Trust and an investment in units of the Trust.

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

Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Marine’s control. These factors include, but are not limited to:

•	political conditions worldwide, and in particular, political disruptions, terrorist activities, wars or other armed conflicts in oil producing regions;

•	worldwide economic conditions;

•	weather conditions;

•	technological innovation affecting extraction expenses;

•	the supply and price of domestic and foreign oil and natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.

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

Marine’s overriding royalty interests apply only to existing leases and do not apply to new leases that the Interest Owners may acquire. Therefore, the Interest Owners are no longer obligated to assign any interest to Marine out of any lease that they acquire. In addition, Marine is not permitted to carry on any business, including making investments in additional oil and natural gas interests. Marine will continue to be entitled to receive payments on its existing leases, so long as the leases are active properties. Once the leases terminate or expire, any overriding royalties payable to Marine will terminate and Marine will not be able to acquire any additional or replacement royalty interests.

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

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2018, three working interest owners accounted for approximately 100% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

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

The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Arena, or other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Marine’s interests, including, but not limited to, (i) reserves, (ii) the availability of oil and natural gas, (iii) the average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Marine does not have access to engineering data regarding these leaseholds and believes that such information would have been compiled principally by or for the working interest owners of these leaseholds and such information is unreasonably difficult for Marine to obtain.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2018 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to reduce distributions by the amount required to satisfy and pay the Trust’s franchise tax liability for the years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years in which the Trust fails to qualify for an exemption and has total revenues in excess of $1 million (subject to adjustment pursuant to Texas Tax Code section 171.006).

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

Marine did not file any reports during the fiscal year ended June 30, 2018 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2018	2017	2016
Net quantities sold:
Oil (in barrels (“bbls”))	15,138	18,439	15,841
Natural gas (in thousands of cubic feet (“mcf”))	20,664	40,867	56,719
Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$50.76	$45.06	$44.80
Natural gas, net of expenses (per mcf) (1)	$3.10	$2.19	$2.11

(1)	The average sales price is calculated from data provided by the operators.

Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Productive Wells. Based on the latest public records reviewed by Marine from the Bureau of Ocean Energy Management, Regulation and Enforcement, a division of the U.S. government, there were approximately 201 gross active wells subject to Marine’s interests (excluding its interest in Tidelands). Marine believes that the term “active wells” is synonymous with the term “productive wells” as defined in Item 1205 of Regulation S-K. While Marine believes that most of the active wells produce both oil and natural gas, Marine is unable to determine the actual number of wells classified as either oil or natural gas wells without unreasonable effort and expense. See “ —Difficulty in Obtaining Certain Data.”

Drilling Activity. During each of the fiscal years 2018, 2017 and 2016, there were no wells drilled or recompleted in which Marine has an interest (excluding its interest in Tidelands).

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. As of September 1, 2018, Marine had an overriding royalty interest (including its interest in Tidelands) in 59 different oil and natural gas leases covering an aggregate of 217,056 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

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

The overriding royalty interest owned by Marine is three-fourths of 1% of the working interest held by the Interest Owners. The fractional interest therefore varies from lease to lease. The acreage weighted average of the fractional interest in all leases, including Marine’s interest in the leases held by Tidelands, is 0.5776%. The following table presents the acreage breakdown by fractional interests of Marine and Tidelands:

Trust	Gross Acres	Interest
Tidelands	17,188	1.01137%
Marine	105,672	0.7500%
Marine	1,527	0.5000%
Marine	40,151	0.3750%
Marine	52,518	0.2006%

Summary	217,056	0.5776%

Present Activities. As of September 1, 2018, public records indicated that no wells were being drilled, re-drilled or worked over on tracts in which Marine has an interest. Additionally, public records indicated that operators had not designated any locations for additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

Difficulty in Obtaining Certain Data. Marine’s only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of Mexico, pursuant to purchase agreements between Marine’s predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Marine are owned, in most cases, in whole or in part by Arena, or other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Marine’s interests, including, but not limited to, (i) reserves, (ii) the availability of oil and natural gas, (iii) the average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Marine does not have access to engineering data regarding these leaseholds and believes that such information would have been compiled principally by or for the working interest owners of these leaseholds, and that such information is unreasonably difficult for Marine to obtain. As a result, Marine believes that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 and Subpart 1200 of Regulation S-K.

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

	Sales Price		Distributions Per Unit
Quarter Ending	High	Low
September 30, 2016	$4.15	$2.97	$0.04
December 31, 2016	6.00	2.91	0.09
March 31, 2017	5.80	3.81	0.05
June 30, 2017	4.55	2.90	0.10

September 30, 2017	$4.30	$3.10	$0.13
December 31, 2017	4.22	2.83	0.05
March 31, 2018	4.57	3.12	0.07
June 30, 2018	4.85	3.18	0.10

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On September 1, 2018, these outstanding units of record were held by 241 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2018.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $66,500 for the distribution paid on June 28, 2018. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date less reserves for future expenses.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2018.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2018 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Simmons Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas, 75219.

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

	Fiscal Year Ended June 30,
	(Dollars in thousands, except per unit amounts)
	2018	2017	2016	2015	2014
Consolidated Statements of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$863	$920	$829	$1,944	$2,956
Oil and natural gas royalties from affiliate	—	26	76	172	170
Interest and other income	10	3	—	—	—

	$873	$949	$905	$2,116	$3,126

Expenses:
General and administrative	$211	$198	$197	$227	$310
Federal income taxes of subsidiary	—	—	—	—	—

	211	198	197	227	310
Distributable income	$662	$751	$708	$1,889	$2,816

Distributions to unitholders	$694	$552	$683	$2,228	$2,776

Distributable income per unit	$0.33	$0.38	$0.35	$0.94	$1.41

Distributions per unit	$0.35	$0.28	$0.34	$1.11	$1.39

	At June 30,
	2018	2017	2016	2015	2014
Consolidated Statements of Assets, Liabilities and Trust Corpus Selected Data:
Total assets	$987	$1,019	$820	$795	$1,135

Trust corpus	$987	$1,019	$820	$795	$1,135

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Distributions to unitholders are recognized when declared by the Trustee of the Trust.

The financial statements of Marine differ from financial statements prepared in conformity with GAAP because of the following:

•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for certain contingencies that would not be recorded under GAAP.

•	Expenses are recorded in the month paid rather than in the month incurred.

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

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank, the former corporate Trustee of the Trust, with Simmons Bank effective February 20, 2018. The defined term “Trustee” as used herein shall refer to Southwest Bank for periods from May 30, 2014 through February 19, 2018 and to Simmons Bank for periods on and after February 20, 2018.

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2018 distribution of $0.092879 per unit increased from the March 2018 distribution of $0.074791 per unit. As disclosed in a press release dated August 21, 2018, the September 2018 distribution of $0.090111 per unit will be a slight decrease from the June 2018 distribution of $0.092879 per unit.

Marine’s distributable income for fiscal 2018 amounted to $661,919 or $0.33 per unit, as compared to $751,506, or $0.38 per unit, in fiscal 2017, and $708,142, or $0.35 per unit, in fiscal 2016. Distributions to unitholders are calculated and paid out net of reserve for future expenses, which are estimated by the Trustee on a quarterly basis.

These results also include income from the Trust’s interest in Tidelands, which amounted to $56 for fiscal 2018, $26,355 for fiscal 2017 and $75,946 for fiscal 2016. Income from Tidelands contributed approximately 0.01% of Marine’s royalty income for fiscal 2018 as compared to 3% of Marine’s royalty income in fiscal 2017 and to 8% of Marine’s royalty income in fiscal 2016.

The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2018	2017	2016
Wells Drilled or Recompleted (Gross)	—	—	—
Active Wells (Gross)	201	201	201

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal 2018, 2017 and 2016, excluding the Trust’s interest in Tidelands.

	Fiscal Year Ended June 30,
	2018	2017	2016
Income from:
Oil royalties	$798,650	$830,861	$709,677
Natural gas royalties	$64,285	$89,513	$119,861

Totals	$862,935	$920,374	$829,538

Net quantities sold:
Oil (bbls)	15,138	18,439	15,841
Natural gas (mcf)	20,664	40,867	56,719

Average price:
Oil (per bbl) (1)	$50.76	$45.06	$44.80
Natural gas, net of expenses (per mcf) (1)	$3.10	$2.19	$2.11

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2018 Compared to Fiscal Year 2017. During fiscal 2018, Marine received approximately 93% of its royalty income from the sale of oil and 7% of its royalty income from the sale of natural gas, as compared to approximately 90% of its royalty income from the sale of oil and 10% of its royalty income from the sale of natural gas in fiscal year 2017. Income from oil and natural gas royalties in fiscal 2018 decreased approximately 6% from fiscal 2017, primarily due to a decrease in production of oil and natural gas, offset in part by an increase in prices realized for oil and natural gas.

Revenue from oil royalties amounted to $798,650 in fiscal 2018, a decrease from the $830,861 realized in fiscal 2017. The average price realized for a barrel of oil increased to $50.76 in fiscal 2018 from the $45.06 realized in fiscal 2017. In fiscal 2018, oil production decreased to 15,138 bbls from the 18,439 bbls produced in fiscal 2017.

Revenue from natural gas royalties amounted to $64,285 in fiscal 2018, a decrease from the $89,513 realized in fiscal 2017. In fiscal 2018, the average price per mcf of natural gas increased to $3.10 from the $2.19 realized in fiscal 2017. In fiscal 2018, natural gas production decreased to 20,664 mcf from the 40,867 mcf produced in fiscal 2017.

General and administrative expenses for fiscal 2018 amounted to $210,723, an increase from the $198,032 recorded in fiscal 2017, due to an increase in investor costs, professional fees, operation data services and transfer agent fees, offset in part by a decrease in printing expenses.

Fiscal Year 2017 Compared to Fiscal Year 2016. During fiscal 2017, Marine received approximately 90% of its royalty income from the sale of oil and 10% of its royalty income from the sale of natural gas, as compared to approximately 86% of its royalty income from the sale of oil and 14% of its royalty income from the sale of natural gas in fiscal 2016. Income from oil and natural gas royalties in fiscal 2017 increased approximately 11% from fiscal 2016, primarily due to an increase in the production of oil and an increase in prices realized for oil and natural gas, offset in part by a decrease in the production of natural gas.

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

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2018, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2018. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election or appointment of directors or officers. Under the Indenture, Simmons Bank, serves as the Trustee.

Section 16(a) Beneficial Ownership Reporting Compliance. The Trust has no directors or officers and is not aware of any beneficial owner of more than ten percent of the units of beneficial interest who failed to file reports required by Section 16(a) under the Exchange Act on a timely basis during the fiscal year ended June 30, 2018.

Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee must comply with the Trustee’s code of ethics, a copy of which will be made available to unitholders without charge, upon request by appointment at Simmons Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas 75219.

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

Name of Individual or Entity	FiscalYear	Other Annual Compensation(1)
Simmons Bank, Trustee (2) Southwest Bank, Trustee	2018 2018	$ $	14,000 14,000
Southwest Bank, Trustee	2017		$28,000
Southwest Bank, Trustee	2016		$28,000

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.
(2)	Simmons Bank has served as Trustee since February 20, 2018, the effective date of its merger with Southwest Bank.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of September 1, 2018, based solely on the Trust’s review of information filed with the SEC and information provided by such persons:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Robert H. Paslay 1007 Gasserway Circle Brentwood, TN 37027	213,837 units	10.7%

Patricia Martin 110 Woodbine Place Missoula, MT 59803	174,529 units	8.7%

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2018. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2018 and 2017 were as follows:

	2018	2017
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

(a) Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.

The consolidated financial statements of Tidelands, together with the related notes and the report of Weaver and Tidwell, L.L.P., independent registered public accounting firm, as contained in its Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC and filed herewith as Exhibit 99.1, are hereby incorporated herein by reference.

(b) Exhibits:

4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001 (File No. 000-08565), and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002 (File No. 000-08565), and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consolidated financial statements of Tidelands Royalty Trust “B” for the year ended December 31, 2017, and report of Weaver and Tidwell, L.L.P., independent registered public accounting firm.

*	Filed herewith.

(c) Financial Statement Schedules — All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

The Trustee and Unitholders

Marine Petroleum Trust and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2018 and 2017, and the related consolidated statements of distributable income and changes in trust corpus for each of the three years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of June 30, 2018 and 2017, and the distributable income and changes in trust corpus for each of the three years in the period ended June 30, 2018, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, these consolidated financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Trust’s auditor since 2011.

Dallas, Texas

September 28, 2018

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2018 and 2017

	June 30, 2018	June 30, 2017
Assets
Current assets:
Cash and cash equivalents	$984,216	$1,016,681
Federal income taxes refundable	2,800	2,800
Producing oil and gas properties	7	7

Total assets	$987,023	$1,019,488

Liabilities and Trust Corpus

Current liabilities:
Federal income taxes payable	—	—

Total current liabilities	$—	$—

Trust Corpus — authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	987,023	1,019,488

	$987,023	$1,019,488

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2018	2017	2016
Income:
Oil and natural gas royalties	$862,935	$920,374	$829,538
Oil and natural gas royalties from affiliate	56	26,355	75,946
Interest and other income	9,651	2,809	150

Total income	$872,642	$949,538	$905,634

Expenses:
General and administrative	210,723	198,032	197,492

Distributable income before Federal income taxes	661,919	751,506	708,142
Federal income taxes of subsidiary	—	—	—

Distributable income	$661,919	$751,506	$708,142

Distributable income per unit	$0.33	$0.38	$0.35

Distributions per unit	$0.35	$0.28	$0.34

Units outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2018	2017	2016
Trust corpus, beginning of year	$1,019,488	$820,188	$795,072
Distributable income	661,919	751,506	708,142
Distributions to unitholders	(694,384)	(552,206)	(683,026)

Trust corpus, end of year	$987,023	$1,019,488	$820,188

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

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 2, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2018, the Trust’s tax years 2014 through 2017 remain subject to examination.

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

Marine had cash and cash equivalents of $984,216 and $1,016,681 at June 30, 2018 and 2017, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h) Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2018	2017	2016
Arena Energy, LP	90%	63%	21%
Chevron USA, Inc.	6%	26%	59%
Fieldwood Energy LLC	4%	9%	8%
Walter Energy, Inc.	—	1%	5%
Anglo Suisse Offshore Partners LLP	—	—	3%
Century Energy Ltd.	—	—	3%
Others	—	1%	1%

	100%	100%	100%

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

(3) Investment in Affiliate — Tidelands Royalty Trust “B”

At June 30, 2018 and 2017, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a market value of $330,227 and $769,022 at June 30, 2018 and 2017, respectively, based on the closing price of Tideland’s units on the OTC Bulletin Board on such dates.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2018	June 30, 2017
Assets

Current assets:
Cash and cash equivalents	$467,460	$465,952
Oil, natural gas and other mineral properties	2	2

Total assets	$467,462	$465,954

Liabilities and Trust Corpus

Current liabilities:
Income distributable to unitholders	$1,682	$—
Federal income taxes payable	—	883

Total current liabilities	$1,682	$883

Trust corpus — 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$465,780	$465,071

	$467,462	$465,954

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2018	2017	2016
Income	$128,193	$215,434	$324,993
Expenses	128,195	132,657	129,862

Distributable income before Federal income taxes	(2)	82,777	195,131
Federal income taxes of Tidelands’ subsidiary	—	1,133	3,019

Distributable income	$(2)	$81,644	$192,112

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended, and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

(4) Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2018 and 2017 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Income	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2016	$188,692	$17,313	$171,379	$0.09
December 31, 2016	211,791	77,001	134,790	0.07
March 31, 2017	217,585	71,725	145,860	0.07
June 30, 2017	331,470	31,993	299,477	0.15

	$949,538	$198,032	$751,506	$0.38

Quarter ended:
September 30, 2017	$208,879	$21,947	$186,932	$0.09
December 31, 2017	174,590	81,528	93,062	0.05
March 31, 2018	239,859	54,606	185,253	0.09
June 30, 2018	249,314	52,642	196,672	0.10

	$872,642	$210,723	$661,919	$0.33

(5) Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2018	2017	2016
Marine:
Oil (bbls)	15,138	18,439	15,841

Gas (mcf)	20,664	40,867	56,719

Tidelands:
Oil (bbls)	1,794	3,245	5,265

Gas (mcf)	14,203	31,982	40,549

(6) Texas Franchise Tax

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Texas. Under the Texas franchise tax, a 0.75% tax is imposed for reports due in 2018 on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs. Taxable entities include most entities that provide owners with limited liability protection, including trusts. There are certain exemptions from the franchise tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below and entities with total revenues below a specified threshold.

Under the Texas franchise tax, “passive entities” include trusts that meet the following requirements: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, and gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent and certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for the Texas franchise tax. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Thus, the Trust anticipates that it will be a passive entity in the tax year ending in 2018. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will continue to qualify as a passive entity that is not subject to the Texas franchise tax.

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons.

In the event the Trust does not qualify as a passive entity, it would not be required to pay any tax and is not considered to owe any Texas franchise tax for any period in which its annualized total revenue is less than or equal to a certain threshold. For reports due on or after January 1, 2018 and before January 1, 2020, this no tax due threshold is $1,130,000.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST (Registrant) Simmons Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: September 28, 2018	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Simmons Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 28, 2018	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)