Form 10-Q
period 2018-09-30
MARINE PETROLEUM TRUST
filed 2018-11-06
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☐

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

Yes  ☐    No  ☒

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of November 6, 2018, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2018 and June 30, 2018

ASSETS

	September 30, 2018	June 30, 2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,026,002	$984,216
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$1,028,809	$987,023

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,028,809	$987,023

	$1,028,809	$987,023

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Income:
Oil and natural gas royalties	$238,734	$208,249
Oil and natural gas royalties from affiliate	—	—
Interest and dividend income	4,499	630

Total income	243,233	208,879
Expenses:
General and administrative	21,224	21,947

Distributable income before federal income taxes	222,009	186,932
Federal income taxes of subsidiary	—	—

Distributable income	$222,009	$186,932

Distributable income per unit	$0.11	$0.09

Distributions per unit	$0.09	$0.13

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended September 30,
	2018	2017
Trust corpus, beginning of period	$987,023	$1,019,488
Distributable income	222,009	186,932
Distributions to unitholders	(180,223)	(252,568)

Trust corpus, end of period	$1,028,809	$953,852

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The financial statements included herein are unaudited, but in the opinion of Simmons Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2019.

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

The modified cash basis method of accounting corresponds to the accounting principles permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to the Trust’s financial statements, which includes the provision of the new revenue recognition standard in Accounting Standards Update 2014-09.

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended September 30, 2018 was $66,500.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At September 30, 2018 and 2017, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Income	$29,091	$28,711

Expenses	37,661	28,228

Distributable income (loss) before Federal income taxes	(8,570)	483
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable income (loss)	$(8,570)	$483

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Consolidated statements of distributable income data concerning Tidelands has been presented through September 30, 2018, the latest period for which such information is publicly available in Tidelands’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2018. Reference should be made to Tidelands’ public filings for current information concerning Tidelands and its financial position and results of operations.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank became corporate trustee of the Trust (the “Trustee”) as a result of a merger between Simmons Bank and Southwest Bank, the former corporate Trustee of the Trust. The Trust’s Indenture (the “Indenture”) provides that the term of the Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, these interests now are held by Chevron Corporation (“Chevron”) and its assignees, including Arena Energy, LP (collectively with Chevron and its assignees, the “Interest Owners”). The Trust holds title to interests in properties that are situated offshore of Texas.

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

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended September 30, 2018 on leases in which Marine has an interest. As of November 6, 2018, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

Marine holds an overriding royalty interest that is equal to three-fourths of one percent of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 55 leases covering 199,868 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that the Interest Owners may acquire. The Trust also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”). Tidelands has an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico. As a result of this ownership, the Trust receives periodic distributions from Tidelands.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2018. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

Since the Trust financial statements are prepared on a modified-cash basis, most accounting pronouncements are not applicable to the Trust. No new accounting pronouncements have been adopted or issued that would have a significant impact on Marine’s financial statements.

Revenue Recognition – In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Trust has adopted this standards update, as required, beginning with the first quarter of fiscal year 2019. The adoption of this standard has not had a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

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

Summary of Operating Results

During the three months ended September 30, 2018, excluding the Trust’s interest in Tidelands, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas. During the three months ended September 30, 2017, excluding the Trust’s interest in Tidelands, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended September 30, 2018 increased to $0.11 as compared to $0.09 for the comparable period in 2017. Distributions per unit amounted to $0.09 per unit for the three months ended September 30, 2018, a decrease from distributions of $0.13 per unit for the comparable period in 2017. During the three months ended September 30, 2018, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the three months ended September 30, 2018, excluding the Trust’s interest in Tidelands, oil production decreased to 3,343 barrels (bbls) from 4,062 bbls and natural gas production decreased to 4,193 thousand cubic feet (mcf) from 5,566 mcf as compared to the comparable period in 2017. For the three months ended September 30, 2018, excluding the Trust’s interest in Tidelands, the average price realized for oil increased to $67.10 per bbl as compared to the price of $48.09 realized for the comparable period in 2017 and the average price realized for natural gas (net of expenses) increased to $3.37 per mcf as compared to the average price of $2.29 realized for the comparable period in 2017.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
June 30, 2017	6,371	15,319	$0.15	$0.10
September 30, 2017	4,062	5,566	$0.09	$0.13
December 31, 2017	3,451	4,486	$0.05	$0.05
March 31, 2018	3,873	5,696	$0.09	$0.07
June 30, 2018	3,752	4,916	$0.10	$0.09
September 30, 2018	3,343	4,193	$0.11	$0.09

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, increased to $238,734 during the three months ended September 30, 2018 from $208,249 realized for the comparable period in 2017. Royalties increased for the three months ended September 30, 2018 primarily due to an increase in the prices of oil and natural gas as compared to the comparable period in 2017, offset in part by a decrease in production in both oil and natural gas.

Distributable income increased to $222,009 for the three months ended September 30, 2018 from $186,932 realized for the comparable period in 2017, due to higher pricing for both oil and gas.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2018 increased to $224,300 from $195,342 realized for the comparable period in 2017. The volume of oil sold in the three months ended September 30, 2018 decreased to 3,343 bbls from 4,062 bbls realized for the comparable period in 2017, and the average price realized for oil increased to $67.10 per bbl for the three months ended September 30, 2018 from $48.09 per bbl realized for the comparable period in 2017.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the three months ended September 30, 2018 increased to $14,434 from $12,907 for the comparable period in 2017. The volume of natural gas sold in the three months ended September 30, 2018 decreased to 4,193 mcf from 5,566 mcf realized for the comparable period in 2017, and the average price realized for natural gas (net of expenses) increased to $3.37 per mcf for the three months ended September 30, 2018 from $2.29 per mcf realized for the comparable period in 2017.

Income from distributions received from Tidelands for the three months ended September 30, 2018 was $0, which was unchanged from the comparable period in 2017.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2018, and those realized for the comparable period in 2017, excluding the Trust’s interest in Tidelands.

	Three Months Ended September 30,
	2018	2017
	(unaudited)
Oil
Bbls sold	3,343	4,062
Average price	$67.10	$48.09
Natural gas
Mcf sold	4,193	5,566
Average price, net of expenses	$3.37	$2.29

General and administrative expenses decreased to $21,224 for the three months ended September 30, 2018 from $21,947 for the comparable period of 2017, primarily due to a decrease in operations data services, offset by increases in printing expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Marine’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the fiscal year ended June 30, 2018.

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

As of September 30, 2018, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June  30, 2018.

Item 6. Exhibits

The following exhibits are included herein:

31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
Simmons Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

November 6, 2018	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President