Form 10-Q
period 2018-12-31
MARINE PETROLEUM TRUST
filed 2019-02-11
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☐    No  ☒

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of February 1, 2019, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2018 and June 30, 2018

ASSETS

	December 31, 2018	June 30, 2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$976,585	$984,216
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$979,392	$987,023

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$979,392	$987,023

	$979,392	$987,023

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2018 and 2017

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Income:
Oil and natural gas royalties	$231,996	$172,613	$470,730	$380,862
Oil and natural gas royalties from affiliate	$—	$—	$—	$—
Interest and dividend income	$5,308	$1,977	$9,807	$3,234

Total income	237,304	174,590	480,537	384,096

Expenses:
General and administrative	$94,854	$81,528	$116,078	$104,102

Distributable income before federal income taxes	$142,450	$93,062	$364,459	$279,994
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$142,450	$93,062	$364,459	$279,994

Distributable income per unit	$0.07	$0.05	$0.18	$0.14

Distributions per unit	$0.10	$0.05	$0.19	$0.18

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2018 and 2017

(Unaudited)

	Six Months Ended December 31,
	2018	2017
Trust corpus, beginning of period	$987,023	$1,019,488
Distributable income	364,459	279,994
Distributions to unitholders	(372,090)	(359,044)

Trust corpus, end of period	$979,392	$940,438

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

The modified cash basis method of accounting corresponds to the accounting principles permitted for royalty trusts by the U.S. Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts. Because the Trust’s financial statements are prepared on the modified cash basis, as described above, most accounting pronouncements are not applicable to or do not have a significant impact on the Trust’s financial statements, which includes the provision of the new revenue recognition standard in Accounting Standards Update 2014-09.

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended December 31, 2018 was $76,500.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At December 31, 2018 and 2017, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2018	Three Months Ended December 31, 2017	Six Months Ended December 31, 2017
Income	$29,091	$40,151	$68,862

Expenses	37,661	35,638	63,867

Distributable income (loss) before Federal income taxes	(8,570)	4,513	4,995
Federal income taxes of Tidelands’ subsidiary	—	—	883

Distributable income (loss)	$(8,570)	$4,513	$5,878

Tidelands is a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that has filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Tidelands has not yet filed its financial statements for the fiscal year ended December 31, 2018 with the SEC. Therefore, the Condensed Consolidated Statements of Distributable Income of Tidelands have been taken from Tidelands’ Quarterly Report on Form 10-Q for the period ended September 30, 2018 and Annual Report on Form 10-K for its fiscal year ended December 31, 2017, the latest periods for which such information is publicly available. Reference should be made to Tidelands’ public filings for current information concerning Tidelands’ financial position and results of operations.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended December 31, 2018 on leases in which Marine has an interest. As of February 1, 2019, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended December 31, 2018. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During each of the six months ended December 31, 2018 and 2017, excluding the Trust’s interest in Tidelands, the Trust realized approximately 93% of its royalty income from the sale of oil and approximately 7% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended December 31, 2018 was $0.18 as compared to $0.14 for the comparable period in 2017. Distributions per unit amounted to $0.19 per unit for the six months ended December 31, 2018, an increase from distributions of $0.18 per unit for the comparable period in 2017. During the six months ended December 31, 2018, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the six months ended December 31, 2018, excluding the Trust’s interest in Tidelands, oil production decreased to 6,319 barrels (bbls) from 7,513 bbls and natural gas production decreased to 9,874 thousand cubic feet (mcf) from 10,052 mcf as compared to the comparable period in 2017. For the six months ended December 31, 2018, excluding the Trust’s interest in Tidelands, the average price realized for oil increased to $69.03 per bbl as compared to the price of $47.18 realized for the comparable period in 2017 and the average price realized for natural gas (net of expenses) increased to $3.47 per mcf as compared to the average price of $2.61 realized for the comparable period in 2017.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2017	4,062	5,566	$0.09	$0.13
December 31, 2017	3,451	4,486	$0.05	$0.05
March 31, 2018	3,873	5,696	$0.09	$0.07
June 30, 2018	3,752	4,916	$0.10	$0.09
September 30, 2018	3,343	4,193	$0.11	$0.09
December 31, 2018	2,976	5,681	$0.07	$0.10

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, increased to $231,996 during the three months ended December 31, 2018 from $172,613 realized for the comparable period in 2017. Royalties increased for the three months ended December 31, 2018 as compared to the comparable period in 2017 primarily due to an increase in the prices of oil and natural gas and an increase in natural gas production, offset in part by a decrease in production of oil.

Distributable income increased to $142,450 for the three months ended December 31, 2018 from $93,062 realized for the comparable period in 2017.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2018 increased to $211,858 from $159,113 realized for the comparable period in 2017. The volume of oil sold in the three months ended December 31, 2018 decreased to 2,976 bbls from 3,451 bbls realized for the comparable period in 2017, and the average price realized for oil increased to $71.19 per bbl for the three months ended December 31, 2018 from $46.11 per bbl realized for the comparable period in 2017.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2018 increased to $20,138 from $13,500 for the comparable period in 2017. The volume of natural gas sold in the three months ended December 31, 2018 increased to 5,681 mcf from 4,486 mcf realized for the comparable period in 2017, and the average price realized for natural gas (net of expenses) increased to $3.54 per mcf for the three months ended December 31, 2018 from $3.00 per mcf realized for the comparable period in 2017.

Income from distributions received from Tidelands for the three months ended December 31, 2018 remained at $0.00, equal to the comparable period in 2017.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2018, and those realized for the comparable period in 2017, excluding the Trust’s interest in Tidelands.

	Three Months Ended December 31,
	2018	2017
	(unaudited)
Oil
Bbls sold	2,976	3,451
Average price	$71.19	$46.11

Natural gas
Mcf sold	5,681	4,486
Average price, net of expenses	$3.54	$3.00

General and administrative expenses increased to $94,854 for the three months ended December 31, 2018 from $81,528 for the comparable period of 2017, primarily due to an increase in professional fees.

Results of Operations—Six Months Ended December 31, 2018 Compared to the Six Months Ended December 31, 2017

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, increased to $470,730 during the six months ended December 31, 2018 from $380,862 realized for the comparable period in 2017. Royalties increased for the six months ended December 31, 2018 primarily due to an increase in the price of oil and natural gas, offset in part by a decrease in the production of oil and natural gas, as compared to the comparable period in 2017.

Distributable income increased to $364,459 for the six months ended December 31, 2018 from $279,994 realized for the comparable period in 2017.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2018 increased to $436,443 from $354,463 realized for the comparable period in 2017. The volume of oil sold in the six months ended December 31, 2018 decreased to 6,319 bbls from 7,513 bbls realized for the comparable period in 2017, and the average price realized for oil increased to $69.03 per bbl for the six months ended December 31, 2018 from $47.18 per bbl realized for the comparable period in 2017.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2018 increased to $34,287 from $26,399 for the comparable period in 2017. The volume of natural gas sold in the six months ended December 31, 2018 decreased to 9,874 mcf from 10,052 mcf realized for the comparable period in 2017, and the average price realized for natural gas (net of expenses) increased to $3.47 per mcf for the six months ended December 31, 2018 from $2.61 per mcf realized for the comparable period in 2017.

Income from distributions received from Tidelands for the six months ended December 31, 2018 remained at $0.00, equal to the comparable period in 2017.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2018, and those realized for the comparable period in 2017, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2018	2017
	(unaudited)
Oil
Bbls sold	6,319	7,513
Average price	$69.03	$47.18

Natural gas
Mcf sold	9,874	10,052
Average price, net of expenses	$3.47	$2.61

General and administrative expenses increased to $116,078 for the six months ended December 31, 2018 from $104,102 for the comparable period of 2017, primarily due to increased printing fees and professional fees.

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

As of December 31, 2018, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST Simmons Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

February 11, 2019	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President