Form 10-Q
period 2019-03-31
MARINE PETROLEUM TRUST
filed 2019-05-15
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	MARPS	NASDAQ Capital Market

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 1, 2019, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2019 and June 30, 2018

ASSETS

	March 31, 2019	June 30, 2018
	(Unaudited)
Current assets:
Cash and cash equivalents	$924,246	$984,216
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$927,053	$987,023

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$927,053	$987,023

	$927,053	$987,023

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Income:
Oil and natural gas royalties	$175,280	$237,317	$646,010	$618,179
Oil and natural gas royalties from affiliate	—	—	—	—
Interest and dividend income	5,837	2,542	15,644	5,776

Total income	181,117	239,859	661,654	623,955
Expenses:
General and administrative	73,694	54,606	189,773	158,708

Distributable income before federal income taxes	107,421	185,253	471,881	465,247
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$107,421	$185,253	$471,881	$465,247

Distributable income per unit	$0.05	$0.09	$0.24	$0.23

Distributions per unit	$0.08	$0.07	$0.27	$0.25

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three and Nine Months Ended March 31, 2019 and 2018

(Unaudited)

	Nine Months Ended March 31,
	2019	2018
Trust corpus, beginning of period	$987,023	$1,019,488
Distributable income	471,881	465,247
Distributions to unitholders	(531,851)	(508,626)

Trust corpus, end of period	$927,053	$976,109

Distributions declared (per unit)	$0.27	$0.25

	Three Months Ended March 31,
	2019	2018
Trust corpus, beginning of period	$979,392	$940,438
Distributable income	107,421	185,253
Distributions to unitholders	(159,760)	(149,582)

Trust corpus, end of period	$927,053	$976,109

Distributions declared (per unit)	$0.08	$0.07

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended March 31, 2019 was $81,500.

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated financial statements of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC, which are retained by and delivered to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate royalty trust, (iv) dividends paid by MPC, less (v) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities and expenses incurred.

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2019 and 2018, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Nine Months Ended March 31, 2019	Nine Months Ended March 31, 2018
Income	$40,468	$104,809

Expenses	106,438	78,635

Distributable income before Federal income taxes	(65,970)	25,173
Federal income taxes of Tidelands’ subsidiary	0	—

Distributable income (loss)	$(65,970)	$25,173

Tidelands was a reporting company under the Securities Exchange Act of 1934, as amended. On March 8, 2019, Tidelands terminated the registration of its units under Section 12(g) of the Exchange Act, and suspended its reporting obligations under Section 13(a) of the Exchange Act. As of that date, Tidelands’ obligations to file certain reports with the SEC, including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, were automatically and immediately suspended.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended March 31, 2019 on leases in which Marine has an interest. As of May 1, 2019, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

Marine holds an overriding royalty interest that is equal to three-fourths of one percent of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 55 leases covering 199,868 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that the Interest Owners may acquire. The Trust also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”). Tidelands has an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico. As a result of this ownership, the Trust has the right to receive periodic distributions from Tidelands to the extent Tidelands makes distributions to its unit holders.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended March 31, 2019. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During each of the nine months ended March 31, 2019 and 2018, excluding the Trust’s interest in Tidelands, the Trust realized approximately 92% of its royalty income from the sale of oil and approximately 8% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for each of the nine months ended March 31, 2019 and 2018 was $0.24 and $0.23, respectively. Distributions per unit amounted to $0.27 per unit for the nine months ended March 31, 2019, an increase from distributions of $0.25 per unit for the comparable period in 2018. During the nine months ended March 31, 2019, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the nine months ended March 31, 2019, excluding the Trust’s interest in Tidelands, oil production decreased to 8,871 barrels (bbls) from 11,385 bbls and natural gas production decreased to 14,024 thousand cubic feet (mcf) from 15,748 mcf as compared to the comparable period in 2018. For the nine months ended March 31, 2019, excluding the Trust’s interest in Tidelands, the average price realized for oil increased to $66.65 per bbl as compared to the price of $47.73 realized for the comparable period in 2018 and the average price realized for natural gas (net of expenses) increased to $3.88 per mcf as compared to the average price of $3.04 realized for the comparable period in 2018.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
December 31, 2017	3,451	4,486	$0.05	$0.05
March 31, 2018	3,873	5,696	$0.09	$0.07
June 30, 2018	3,752	4,916	$0.10	$0.09
September 30, 2018	3,343	4,193	$0.11	$0.09
December 31, 2018	2,976	5,681	$0.07	$0.10
March 31, 2019	2,553	4,151	$0.05	$0.08

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $175,280 during the three months ended March 31, 2019 from $237,317 realized for the comparable period in 2018. Royalties decreased for the three months ended March 31, 2019 as compared to the comparable period in 2018 primarily due to a decrease in the production of oil and natural gas, offset in part by an increase in the price of oil and natural gas.

Distributable income decreased to $107,421 for the three months ended March 31, 2019 from $185,253 realized for the comparable period in 2018.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2019 decreased to $155,109 from $201,241 realized for the comparable period in 2018 primarily due to a decrease in the production of oil, offset in part by an increase in the price of oil. The volume of oil sold in the three months ended March 31, 2019 decreased to 2,553 bbls from 3,873 bbls realized for the comparable period in 2018, and the average price realized for oil increased to $60.76 per bbl for the three months ended March 31, 2019 from $51.96 per bbl realized for the comparable period in 2018.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the three months ended March 31, 2019 decreased to $20,171 from $36,076 for the comparable period in 2018 primarily due to a decrease in the production of natural gas, offset in part by an increase in the price of natural gas. The volume of natural gas sold in the three months ended March 31, 2019 decreased to 4,151 mcf from 5,696 mcf realized for the comparable period in 2018, and the average price realized for natural gas (net of expenses) increased to $4.86 per mcf for the three months ended March 31, 2019 from $3.80 per mcf realized for the comparable period in 2018.

We did not receive any income from distributions from Tidelands in each of the three months ended March 31, 2019 and 2018. We understand that Tidelands does not currently have sufficient production in economic quantities to generate any revenue to be distributed to its unit holders. Accordingly, we do not expect to receive any income from distributions from Tidelands in future quarters.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2019, and those realized for the comparable period in 2018, excluding the Trust’s interest in Tidelands.

	Three Months Ended March 31,
	2019	2018
	(unaudited)
Oil
Bbls sold	2,553	3,873
Average price	$60.76	$51.96

Natural gas
Mcf sold	4,151	5,696
Average price, net of expenses	$4.86	$3.80

General and administrative expenses increased to $73,694 for the three months ended March 31, 2019 from $54,606 for the comparable period of 2018, primarily due to an increase in professional fees and printing expenses.

Results of Operations—Nine Months Ended March 31, 2019 Compared to the Nine Months Ended March 31, 2018

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, increased to $646,010 during the nine months ended March 31, 2019 from $618,179 realized for the comparable period in 2018. Royalties increased for the nine months ended March 31, 2019 primarily due to an increase in the price of oil and natural gas, offset in part by a decrease in the production of oil and natural gas, as compared to the comparable period in 2018.

Distributable income increased to $471,881 for the nine months ended March 31, 2019 from $465,247 realized for the comparable period in 2018.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2019 increased to $591,551 from $543,406 realized for the comparable period in 2018 primarily due to an increase in the price of oil, offset in part by a decrease in the production of oil. The volume of oil sold in the nine months ended March 31, 2019 decreased to 8,871 bbls from 11,385 bbls realized for the comparable period in 2018, and the average price realized for oil increased to $66.65 per bbl for the nine months ended March 31, 2019 from $47.73 per bbl realized for the comparable period in 2018.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the nine months ended March 31, 2019 decreased to $54,424 from $74,773 for the comparable period in 2018 primarily due to a decrease in the production of natural gas, offset in part by an increase in the price of natural gas. The volume of natural gas sold in the nine months ended March 31, 2019 decreased to 14,024 mcf from 15,748 mcf realized for the comparable period in 2018, and the average price realized for natural gas (net of expenses) increased to $3.88 per mcf for the nine months ended March 31, 2019 from $3.04 per mcf realized for the comparable period in 2018.

We did not receive any income from distributions from Tidelands in each of the nine months ended March 31, 2019 and 2018. We understand that Tidelands does not currently have sufficient production in economic quantities to generate any revenue to be distributed to its unit holders. Accordingly, we do not expect to receive any income from distributions from Tidelands in future quarters.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2019, and those realized for the comparable period in 2018, excluding the Trust’s interest in Tidelands.

	Nine Months Ended March 31,
	2019	2018
	(unaudited)
Oil
Bbls sold	8,871	11,385
Average price	$66.65	$47.73

Natural gas
Mcf sold	14,024	15,748
Average price, net of expenses	$3.88	$3.04

General and administrative expenses increased to $189,773 for the nine months ended March 31, 2019 from $158,708 for the comparable period of 2018, primarily due to an increase in professional fees and printing expenses.

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

As of March 31, 2019, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST Simmons Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

May 15, 2019	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President