Form 10-K
period 2019-06-30
MARINE PETROLEUM TRUST
filed 2019-08-30
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,680,000. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of August 30, 2019 was 2,000,000.

i

PART I

ITEM 1.	BUSINESS

Organization. Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank became corporate trustee of the Trust (the “Trustee”) as a result of a merger between Simmons Bank and Southwest Bank, the former corporate Trustee of the Trust. The indenture under which the Trust was created (the “Indenture”) provides that the term of the Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, these interests were largely held by Chevron Corporation (“Chevron”) and are now predominantly held by its assignees, including Arena Energy, LP (“Arena,” and collectively with Chevron and its assignees, the “Interest Owners”).

The Indenture provides that the corporate trustee is to distribute all cash in the Trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of February, May, August and November. Payments are to be made on the 28th day of September, December, March and June of each fiscal year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the next succeeding business day.

The Indenture prohibits the operation of any kind of trade or business by the Trust and also provides that the term of the Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank, the former corporate Trustee of the Trust, with Simmons Bank effective February 20, 2018. The defined term “Trustee” as used herein shall refer to Southwest Bank for periods through February 19, 2018 and to Simmons Bank for periods on and after February 20, 2018.

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

Marine also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate Texas trust, which owns interests in four leases covering an aggregate of 17,188 gross acres. The term of the Tidelands royalty trust will expire in 2021, unless extended by the affirmative vote of the holders of a majority of the outstanding units of beneficial interest. Tidelands’ indenture provides that the Trustee is to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Pursuant to the Tidelands’ indenture, such distributions are to be made within 15 days of the record date. Distributable income is paid from the unconsolidated account balances of Tidelands. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by its subsidiary that are retained by and delivered to Tidelands on a quarterly basis, less (iii) administrative expenses of Tidelands. Tidelands was a reporting company under the Securities Exchange Act of 1934, as amended. On March 8, 2019, Tidelands terminated the registration of its units under Section 12(g) of the Exchange Act, and suspended its reporting obligations under 13(a) of the Exchange Act. As of that date, Tidelands’ obligations to file certain reports with the SEC, including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, were automatically and immediately suspended.

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

For the fiscal year ended June 30, 2019, approximately 91% of Marine’s royalty revenues were attributable to the sale of oil and approximately 9% of Marine’s royalty revenues were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2019	2018	2017
Arena Energy, LP	92%	90%	63%
Chevron USA, Inc.	3%	6%	26%
Fieldwood Energy LLC	5%	4%	9%
Walter Energy, Inc.	—	—	1%
Others	—	—	1%

	100%	100%	100%

In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 0%, 0.01% and 3% of Marine’s revenues for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

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

Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Marine’s control. These factors include, but are not limited to:

•	political conditions worldwide, and in particular, political disruptions, terrorist activities, wars or other armed conflicts in oil producing regions;

•	worldwide economic conditions;

•	tariffs;

•	weather conditions;

•	technological innovation affecting extraction expenses;

•	the supply and price of domestic and foreign oil and natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.

In addition, a portion of Marine’s distributable income has historically been generated from distributions to Marine from its interest in Tidelands. Tidelands’ ability to make distributions to Marine is also substantially dependent on the prices it obtains for oil and natural gas, and Tidelands has not generated sufficient revenue in recent quarters to make distributions to its unitholders, including Marine. Tidelands may not be able to return to a level of profitability that allows it to make distributions to Marine in the future. The last distribution Marine received from Tidelands was in the fourth quarter of 2018.

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

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2019, three working interest owners accounted for approximately 100% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2019 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to reduce distributions by the amount required to satisfy and pay the Trust’s franchise tax liability for the years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years in which the Trust fails to qualify for an exemption and has total revenues in excess of $1,130,000 (subject to adjustment pursuant to Texas Tax Code section 171.006).

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

Marine did not file any reports during the fiscal year ended June 30, 2019 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2019	2018	2017
Net quantities sold:
Oil (in barrels (“bbls”))	11,382	15,138	18,439
Natural gas (in thousands of cubic feet (“mcf”))	22,147	20,664	40,867
Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$66.85	$50.76	$45.06
Natural gas, net of expenses (per mcf) (1)	$3.52	$3.10	$2.19

(1)	The average sales price is calculated from data provided by the operators.

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

Drilling Activity. During each of the fiscal years 2019, 2018 and 2017, there were no wells drilled or recompleted in which Marine has an interest (excluding its interest in Tidelands).

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. As of August 30, 2019, Marine had an overriding royalty interest (including its interest in Tidelands) in 59 different oil and natural gas leases covering an aggregate of 217,056 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

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

Present Activities. As of August 30, 2019, public records indicated that no wells were being drilled, re-drilled or worked over on tracts in which Marine has an interest. Additionally, public records indicated that operators had not designated any locations for additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

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

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On August 30, 2019, these outstanding units of record were held by 230 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2019.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $98,500 for the distribution paid on June 28, 2019. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date less reserves for future expenses.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2019.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2019 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Simmons Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas, 75219.

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

	Fiscal Year Ended June 30,
	(Dollars in thousands, except per unit amounts)
	2019	2018	2017	2016	2015
Consolidated Statements of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$839	$863	$920	$829	$1,944
Oil and natural gas royalties from affiliate	—	—	26	76	172
Interest and other income	21	10	3	—	—

	$860	$873	$949	$905	$2,116

Expenses:
General and administrative	$226	$211	$198	$197	$227
Federal income taxes of subsidiary	—	—	—	—	—

	226	211	198	197	227

Distributable income	$634	$662	$751	$708	$1,889

Distributions to unitholders	$652	$694	$552	$683	$2,228

Distributable income per unit	$0.32	$0.33	$0.38	$0.35	$0.94

Distributions per unit	$0.33	$0.35	$0.28	$0.34	$1.11

	At June 30,
Consolidated Statements of Assets, Liabilities and Trust Corpus Selected Data:	2019	2018	2017	2016	2015
Total assets	$969	$987	$1,019	$820	$795

Trust corpus	$969	$987	$1,019	$820	$795

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank. SFNC merged Southwest Bank, the former corporate Trustee of the Trust, with Simmons Bank effective February 20, 2018. The defined term “Trustee” as used herein shall refer to Southwest Bank for periods through February 19, 2018 and to Simmons Bank for periods on and after February 20, 2018.

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2019 distribution of $0.059910 per unit decreased from the March 2019 distribution of $0.079880 per unit. As disclosed in a press release dated August 20, 2019, the September 2019 distribution of $0.0855 per unit will be an increase from the June 2019 distribution of $0.059910 per unit.

Marine’s distributable income for fiscal 2019 amounted to $634,072, or $0.32 per unit, as compared to $661,919 or $0.33 per unit, in fiscal 2018, and $751,506, or $0.38 per unit, in fiscal 2017. Distributions to unitholders are calculated and paid out net of reserve for future expenses, which are estimated by the Trustee on a quarterly basis.

These results also include income from the Trust’s interest in Tidelands, which amounted to $0 for fiscal 2019, $56 for fiscal 2018 and $26,355 for fiscal 2017. Income from Tidelands contributed approximately 0% of Marine’s royalty income for fiscal 2019 as compared to 0.01% of Marine’s royalty income in fiscal 2018 and to 3% of Marine’s royalty income in fiscal 2017.

The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2019	2018	2017
Wells Drilled or Recompleted (Gross)	—	—	—
Active Wells (Gross)	201	201	201

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal 2019, 2018 and 2017, excluding the Trust’s interest in Tidelands.

	Fiscal Year Ended June 30,
	2019	2018	2017
Income from:
Oil royalties	$761,232	$798,650	$830,861
Natural gas royalties	$77,881	$64,285	$89,513

Totals	$839,113	$862,935	$920,374
Net quantities sold:
Oil (bbls)	11,382	15,138	18,439
Natural gas (mcf)	22,147	20,664	40,867
Average price:
Oil (per bbl) (1)	$66.85	$50.76	$45.06
Natural gas, net of expenses (per mcf) (1)	$3.52	$3.10	$2.19

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2019 Compared to Fiscal Year 2018. During fiscal 2019, Marine received approximately 91% of its royalty income from the sale of oil and 9% of its royalty income from the sale of natural gas, as compared to approximately 93% of its royalty income from the sale of oil and 7% of its royalty income from the sale of natural gas in fiscal year 2018. Income from oil and natural gas royalties in fiscal 2019 decreased approximately 3% from fiscal 2018, primarily due to a decrease in production of oil, offset in part by an increase in prices realized for oil and natural gas and the production of natural gas.

Revenue from oil royalties amounted to $761,232 in fiscal 2019, a decrease from the $798,650 realized in fiscal 2018. The average price realized for a barrel of oil increased to $66.85 in fiscal 2019 from the $50.76 realized in fiscal 2018. In fiscal 2019, oil production decreased to 11,382 bbls from the 15,138 bbls produced in fiscal 2018.

Revenue from natural gas royalties amounted to $77,881 in fiscal 2019, an increase from the $64,285 realized in fiscal 2018. In fiscal 2019, the average price per mcf of natural gas increased to $3.52 from the $3.10 realized in fiscal 2018. In fiscal 2019, natural gas production increased to 22,147 mcf from the 20,664 mcf produced in fiscal 2018.

General and administrative expenses for fiscal 2019 amounted to $226,471, an increase from the $210,723 recorded in fiscal 2018, due to an increase in professional fees and printing expenses.

Fiscal Year 2018 Compared to Fiscal Year 2017. During fiscal 2018, Marine received approximately 93% of its royalty income from the sale of oil and 7% of its royalty income from the sale of natural gas, as compared to approximately 90% of its royalty income from the sale of oil and 10% of its royalty income from the sale of natural gas in fiscal 2017. Income from oil and natural gas royalties in fiscal 2018 decreased approximately 6% from fiscal 2017, primarily due to a decrease in production of oil and natural gas, offset in part by an increase in prices realized for oil and natural gas.

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

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2019, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2019. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation(1)
Simmons Bank, Trustee	2019		$28,000
Simmons Bank, Trustee (2) Southwest Bank, Trustee	2018 2018	$ $	14,000 14,000
Southwest Bank, Trustee	2017		$28,000

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.
(2)	Simmons Bank has served as Trustee since February 20, 2018, the effective date of its merger with Southwest Bank.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of August 30, 2019, based solely on the Trust’s review of information filed with the SEC and information provided by such persons:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Robert H. Paslay	213,837 units	10.7%
1007 Gasserway Circle
Brentwood, TN 37027

Patricia Martin	174,529 units	8.7%
110 Woodbine Place
Missoula, MT 59803

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2019. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2019 and 2018 were as follows:

	2019	2018
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

As referenced in “Item 10. Directors, Executive Officers and Corporate Governance” above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to its independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.

(b)    Exhibits:

4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001 (File No. 000-08565), and incorporated by reference herein.

4.2*	Description of Securities.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002 (File No. 000-08565), and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.

(c)    Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of

Marine Petroleum Trust and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2019 and 2018, and the related consolidated statements of distributable income and changes in trust corpus for each of the three years in the period ended June 30, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of June 30, 2019 and 2018, and the distributable income and changes in trust corpus for each of the three years in the period ended June 30, 2019, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by the Trustee, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Trust’s auditor since 2011.

Dallas, Texas

August 30, 2019

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2019 and 2018

	June 30, 2019	June 30, 2018
Assets
Current assets:
Cash and cash equivalents	$966,619	$984,216
Federal income taxes refundable	2,800	2,800
Producing oil and gas properties	7	7

Total assets	$969,426	$987,023

Liabilities and Trust Corpus

Current liabilities:
Federal income taxes payable	—	—

Total current liabilities	$—	$—

Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	969,426	987,023

	$969,426	$987,023

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2019	2018	2017
Income:
Oil and natural gas royalties	$839,113	$862,935	$920,374
Oil and natural gas royalties from affiliate	—	56	26,355
Interest and other income	21,430	9,651	2,809

Total income	$860,543	$872,642	$949,538

Expenses:
General and administrative	226,471	210,723	198,032

Distributable income before Federal income taxes	634,072	661,919	751,506
Federal income taxes of subsidiary	—	—	—

Distributable income	$634,072	$661,919	$751,506

Distributable income per unit	$0.32	$0.33	$0.38

Units outstanding	2,000,000	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2019	2018	2017
Trust corpus, beginning of year	$987,023	$1,019,488	$820,188
Distributable income	634,072	661,919	751,506
Distributions to unitholders	(651,669)	(694,384)	(552,206)

Trust corpus, end of year	$969,426	$987,023	$1,019,488

Distributions per unit	$0.33	$0.35	$0.28

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

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 2, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2019, the Trust’s tax years 2015 through 2018 remain subject to examination.

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

Marine had cash and cash equivalents of $966,619 and $984,216 at June 30, 2019 and 2018, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h)    Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2019	2018	2017
Arena Energy, LP	92%	90%	63%
Chevron USA, Inc.	3%	6%	26%
Fieldwood Energy LLC	5%	4%	9%
Walter Energy, Inc.	—	—	1%
Others	—	—	1%

	100%	100%	100%

(2)	Basis of Accounting

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

(3)	Investment in Affiliate – Tidelands Royalty Trust “B”

At June 30, 2019 and 2018, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a market value of $85,950 and $330,227 at June 30, 2019 and 2018, respectively, based on the closing price of Tideland’s units on the OTC Pink marketplace on such dates.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2019	June 30, 2018
Assets

Current assets:
Cash and cash equivalents	$477,352	$467,460
Oil, natural gas and other mineral properties	2	2

Total assets	$477,354	$467,462

Liabilities and Trust Corpus

Current liabilities:
Income distributable to unitholders	$—	$1,682
Other payable	$66,272	—
Federal income taxes payable	$—	—

Total current liabilities	$—	$1,682

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$411,082	$465,780

	$477,354	$467,462

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2019	2018	2017
Income	$60,536	$128,193	$215,434
Expenses	114,359	128,195	132,657

Distributable income before Federal income taxes	(53,823)	(2)	82,777
Federal income taxes of Tidelands’ subsidiary	—	—	1,133

Distributable income	$(53,823)	$(2)	$81,644

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

The following quarterly financial information for fiscal years 2019 and 2018 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Income	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2017	$208,879	$21,947	$186,932	$0.09
December 31, 2017	174,590	81,528	93,062	0.05
March 31, 2018	239,859	54,606	185,253	0.09
June 30, 2018	249,314	52,642	196,672	0.10

	$872,642	$210,723	$661,919	$0.33

Quarter ended:
September 30, 2018	$243,233	$21,224	$222,009	$0.11
December 31, 2018	237,304	94,854	142,450	0.07
March 31, 2019	181,117	73,694	107,421	0.05
June 30, 2019	198,889	36,699	162,192	0.08

	$860,543	$226,471	$634,072	$0.32

(5)	Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2019	2018	2017
Marine:
Oil (bbls)	11,382	15,138	18,439

Gas (mcf)	22,147	20,664	40,867

Tidelands:
Oil (bbls)	922	1,794	3,245

Gas (mcf)	1,114	14,203	31,982

(6)	Texas Franchise Tax

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Texas. Under the Texas franchise tax, a 0.75% tax is imposed for reports due in 2019 on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs. Taxable entities include most entities that provide owners with limited liability protection, including trusts. There are certain exemptions from the franchise tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below and entities with total revenues below a specified threshold.

Under the Texas franchise tax, “passive entities” include trusts that meet the following requirements: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, and gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent and certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for the Texas franchise tax. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Thus, the Trust anticipates that it will be a passive entity in the tax year ending in 2019. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will continue to qualify as a passive entity that is not subject to the Texas franchise tax.

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

MARINE PETROLEUM TRUST
(Registrant)

Simmons Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: August 30, 2019	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Simmons Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: August 30, 2019	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)