Form 10-Q
period 2019-12-31
MARINE PETROLEUM TRUST
filed 2020-02-11
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of February 11, 2020, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2019 and June 30, 2019

ASSETS

	December 31, 2019	June 30, 2019
	(Unaudited)
Current assets:
Cash and cash equivalents	$942,091	$966,619
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$944,898	$969,426

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$944,898	$969,426

	$944,898	$969,426

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2019 and 2018

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Income:
Oil and natural gas royalties	$141,361	$231,996	$339,609	$470,730
Oil and natural gas royalties from affiliate	—	$—	—	$—
Interest and dividend income	4,287	$5,308	9,731	$9,807

Total income	145,648	237,304	349,340	480,537
Expenses:
General and administrative	37,196	94,854	105,349	116,078

Distributable income before federal income taxes	108,452	142,450	243,991	364,459
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$108,452	$142,450	$243,991	$364,459

Distributable income per unit	$0.05	$0.07	$0.12	$0.18

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2019 and 2018

(Unaudited)

	Six Months Ended December 31,
	2019	2018
Trust corpus, beginning of period	$969,426	$987,023
Distributable income	243,991	364,459
Distributions to unitholders	(268,519)	(372,090)

Trust corpus, end of period	$944,898	$979,392

Distributions per unit	$0.13	$0.19

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended December 31, 2019 and 2018

(Unaudited)

	Three Months Ended December 31,
	2019	2018
Trust corpus, beginning of period	$933,964	$1,028,809
Distributable income	108,452	142,450
Distributions to unitholders	(97,518)	(191,867)

Trust corpus, end of period	$944,898	$979,392

Distributions per unit	$0.05	$0.10

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended December 31, 2019 was $66,500.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At December 31, 2019 and 2018, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018
Income	$1,750	$3,901	$8,990	$39,409

Expenses	4,004	6,908	46,233	83,893

Distributable (loss) before Federal income taxes	(2,254)	(3,007)	(37,243)	44,484
Federal income taxes of Tidelands’ subsidiary	—	—	—	—

Distributable (loss)	$(2,254)	$(3,007)	$(37,243)	$44,484

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended December 31, 2019 on leases in which Marine has an interest. As of February 1, 2020, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended December 31, 2019. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the six months ended December 31, 2019, excluding the Trust’s interest in Tidelands, the Trust realized approximately 86% of its royalty income from the sale of oil and approximately 14% of its royalty income from the sale of natural gas. During the six months ended December 31, 2018, excluding the Trust’s interest in Tidelands, the Trust realized approximately 93% of its royalty income from the sale of oil and approximately 7% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended December 31, 2019 was $0.12 as compared to $0.18 for the comparable period in 2018. Distributions per unit amounted to $0.13 per unit for the six months ended December 31, 2019, a decrease from distributions of $0.19 per unit for the comparable period in 2018. During the six months ended December 31, 2019, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the six months ended December 31, 2019, excluding the Trust’s interest in Tidelands, oil production decreased to 4,823 barrels (bbls) from 6,319 bbls and natural gas production increased to 18,691 thousand cubic feet (mcf) from 9,874 mcf as compared to the comparable period in 2018. For the six months ended December 31, 2019, excluding the Trust’s interest in Tidelands, the average price realized for oil decreased to $60.57 per bbl as compared to the price of $69.03 realized for the comparable period in 2018 and the average price realized for natural gas (net of expenses) decreased to $2.54 per mcf as compared to the average price of $3.47 realized for the comparable period in 2018.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2018	3,343	4,193	$0.11	$0.09
December 31, 2018	2,976	5,681	$0.07	$0.10
March 31, 2019	2,553	4,151	$0.05	$0.08
June 30, 2019	2,511	8,122	$0.08	$0.06
September 30, 2019	2,700	10,542	$0.07	$0.09
December 31, 2019	2,123	8,150	$0.05	$0.05

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $141,361 during the three months ended December 31, 2019 from $231,996 realized for the comparable period in 2018. Royalties decreased for the three months ended December 31, 2019 as compared to the comparable period in 2018 primarily due to a decrease in the production of oil and a decrease in the prices of oil and natural gas, offset in part by an increase in production of natural gas.

Distributable income decreased to $108,452 for the three months ended December 31, 2019 from $142,450 realized for the comparable period in 2018.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2019 decreased to $121,686 from $211,858 realized for the comparable period in 2018. The volume of oil sold in the three months ended December 31, 2019 decreased to 2,123 bbls from 2,976 bbls realized for the comparable period in 2018, and the average price realized for oil decreased to $57.32 per bbl for the three months ended December 31, 2019 from $71.19 per bbl realized for the comparable period in 2018.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the three months ended December 31, 2019 decreased to $19,675 from $20,138 for the comparable period in 2018. The volume of natural gas sold in the three months ended December 31, 2019 increased to 8,150 mcf from 5,681 mcf realized for the comparable period in 2018, and the average price realized for natural gas (net of expenses) decreased to $2.41 per mcf for the three months ended December 31, 2019 from $3.54 per mcf realized for the comparable period in 2018.

We did not receive any income from distributions from Tidelands for the three months ended December 31, 2019 and 2018. We understand that Tidelands does not currently have sufficient production in economic quantities to generate any revenue to be distributed to its unit holders. Accordingly, we do not expect to receive any income from distributions from Tidelands in future quarters.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2019, and those realized for the comparable period in 2018, excluding the Trust’s interest in Tidelands.

	Three Months Ended December 31,
	2019	2018
	(unaudited)
Oil
Bbls sold	2,123	2,976
Average price	$57.32	$71.19
Natural gas
Mcf sold	8,150	5,681
Average price, net of expenses	$2.41	$3.54

General and administrative expenses decreased to $37,196 for the three months ended December 31, 2019 from $94,854 for the comparable period of 2018, primarily due to the timing of expenses related to the closing of the annual financial statements which were incurred in the first quarter of the fiscal year 2020 compared to the second quarter of fiscal year 2019.

Results of Operations—Six Months Ended December 31, 2019 Compared to the Six Months Ended December 31, 2018

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $339,609 during the six months ended December 31, 2019 from $470,730 realized for the comparable period in 2018. Royalties decreased for the six months ended December 31, 2019 primarily due to a decrease in the price of oil and natural gas and the production of oil, offset by an increase in the production of natural gas, as compared to the comparable period in 2018.

Distributable income decreased to $243,991 for the six months ended December 31, 2019 from $364,459 realized for the comparable period in 2018.

Income from oil royalties, excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2019 decreased to $292,101 from $436,443 realized for the comparable period in 2018. The volume of oil sold in the six months ended December 31, 2019 decreased to 4,823 bbls from 6,319 bbls realized for the comparable period in 2018, and the average price realized for oil decreased to $60.57 per bbl for the six months ended December 31, 2019 from $69.03 per bbl realized for the comparable period in 2018.

Income from natural gas royalties (net of expenses), excluding the Trust’s interest in Tidelands, for the six months ended December 31, 2019 increased to $47,508 from $34,287 for the comparable period in 2018. The volume of natural gas sold in the six months ended December 31, 2019 increased to 18,691 mcf from 9,874 mcf realized for the comparable period in 2018, and the average price realized for natural gas (net of expenses) decreased to $2.54 per mcf for the six months ended December 31, 2019 from $3.47 per mcf realized for the comparable period in 2018.

We did not receive any income from distributions from Tidelands for the six months ended December 31, 2019 and 2018. We understand that Tidelands does not currently have sufficient production in economic quantities to generate any revenue to be distributed to its unit holders. Accordingly, we do not expect to receive any income from distributions from Tidelands in future quarters.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2019, and those realized for the comparable period in 2018, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2019	2018
	(unaudited)
Oil
Bbls sold	4,823	6,319
Average price	$60.57	$69.03
Natural gas
Mcf sold	18,691	9,874
Average price, net of expenses	$2.54	$3.47

General and administrative expenses decreased to $105,349 for the six months ended December 31, 2019 from $116,078 for the comparable period of 2018, primarily due to decreased printing fees and professional expenses.

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

As of December 31, 2019, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Simmons Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

February 11, 2020	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President