Form 10-Q
period 2020-03-31
MARINE PETROLEUM TRUST
filed 2020-05-15
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 1, 2020, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2020 and June 30, 2019

ASSETS

	March 31, 2020	June 30, 2019
	(Unaudited)
Current assets:
Cash and cash equivalents	$962,028	$966,619
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$964,835	$969,426

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$964,835	$969,426

	$964,835	$969,426

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Income:
Oil and natural gas royalties	$214,980	$175,280	$554,588	$646,010
Oil and natural gas royalties from affiliate	—	—	—	—
Interest and dividend income	3,127	5837	12,858	15,644

Total income	218,016	567,446	567,446	661,654
Expenses:
General and administrative	67,265	73,694	172,614	189,773

Distributable income before federal income taxes	150,841	107,421	394,832	471,881
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$150,841	$107,421	$394,832	$471,881

Distributable income per unit	$0.08	$0.05	$0.20	$0.24

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2020 and 2019

(Unaudited)

	Nine Months Ended March 31,
	2020	2019
Trust corpus, beginning of period	$969,426	$987,023
Distributable income	394,832	471,881
Distributions to unitholders	(399,423)	(531,851)

Trust corpus, end of period	$964,835	$927,053

Distributions per unit	$0.20	$0.27

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Trust corpus, beginning of period	$944,898	$979,392
Distributable income	150,841	107,421
Distributions to unitholders	(130,904)	(159,760)

Trust corpus, end of period	$964,835	$927,053

Distributions per unit	$0.07	$0.08

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended March 31, 2020 was $71,500.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2020 and 2019, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019
Income	$1,090	$4,991	$1,059	$40,468

Expenses	6,060	12,968	22,545	106,438

Distributable income (loss) before Federal income taxes	(4,970)	(7,977)	(21,486)	(65,970)
Federal income taxes of Tidelands’ subsidiary	—	—	—	—

Distributable income (loss)	$(4,970)	$(7,977)	$(21,486)	$(65,970)

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Recently, there has been a substantial decrease in oil and natural gas prices due in part to significantly decreased demand as a result of the novel coronavirus (“COVID-19”) pandemic and an oversupply of crude oil driven by a dispute between members of the Organization of Petroleum Exporting Countries (“OPEC”) and Russia over production cuts, each of which are discussed below under “Item 1A– Risk Factors”. A combination of these factors resulted in the price of West Texas Intermediate crude oil falling below zero to $(37.63) per barrel of oil on April 20, 2020 recovering the following day to $10.01 per barrel of oil. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•	political conditions in major oil producing regions, especially in the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

Although the Trustee cannot predict the occurrence of events that may affect future commodity prices or the degree to which these prices will be affected, gas royalty income for a given period generally relates to production three months prior to the period and crude oil royalty income for a given period generally relates to production two months prior to the period and will generally approximate current market prices in the geographic region of the production at the time of production. When crude oil and natural gas prices decline, the Trust is affected in two ways. First, distributable income from the Trust’s royalty properties is reduced. Second, exploration and development activity by operators on the Trust’s royalty properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future crude oil and natural gas price movements, and this reduces the predictability of future cash distributions to unitholders.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended March 31, 2020 on leases in which Marine has an interest. As of May 1, 2020, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

Marine holds an overriding royalty interest that is equal to three-fourths of one percent of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 55 leases covering 199,868 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that the Interest Owners may acquire. The Trust also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”). Tidelands has an overriding royalty interest in four oil and natural gas leases covering 17,188 gross acres in the Gulf of Mexico. As a result of this ownership, the Trust has the right to receive periodic distributions from Tidelands to the extent Tidelands makes distributions to its unitholders.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and nine months ended March 31, 2020. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended March 31, 2020, the Trust realized approximately 87% of its royalty income from the sale of oil and approximately 13% of its royalty income from the sale of natural gas. During the nine months ended March 31, 2019, the Trust realized approximately 92% of its royalty income from the sale of oil and approximately 8% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the nine months ended March 31, 2020 was $0.20 as compared to $0.24 for the comparable period in 2019. Distributions per unit amounted to $0.20 per unit for the nine months ended March 31, 2020, a decrease from distributions of $0.27 per unit for the comparable period in 2019.

For the nine months ended March 31, 2020, oil production decreased to 8,161 barrels (bbls) from 8,871 bbls and natural gas production increased to 28,110 thousand cubic feet (mcf) from 14,024 mcf as compared to the comparable period in 2019. For the nine months ended March 31, 2020, the average price realized for oil decreased to $59.31 per bbl as compared to the price of $66.65 realized for the comparable period in 2019 and the average price realized for natural gas (net of expenses) decreased to $2.52 per mcf as compared to the average price of $3.88 realized for the comparable period in 2019.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
December 31, 2018	2,976	5,681	$0.07	$0.10
March 31, 2019	2,553	4,151	$0.05	$0.08
June 30, 2019	2,511	8,122	$0.08	$0.06
September 30, 2019	2,700	10,542	$0.07	$0.09
December 31, 2019	2,123	8,150	$0.05	$0.05
March 31, 2020	3,339	9,418	$0.08	$0.07

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Income from oil and natural gas royalties, increased to $214,980 during the three months ended March 31, 2020 from $175,280 realized for the comparable period in 2019. Royalties increased for the three months ended March 31, 2020 as compared to the comparable period in 2019 primarily due to an increase in production of oil and gas, offset by a decrease in pricing of natural gas and oil.

Distributable income increased to $150,841 for the three months ended March 31, 2020 from $107,421 realized for the comparable period in 2019.

Income from oil royalties, for the three months ended March 31, 2020 increased to $191,960 from $155,109 realized for the comparable period in 2019. The volume of oil sold in the three months ended March 31, 2020 increased to 3,339 bbls from 2,553 bbls realized for the comparable period in 2019, and the average price realized for oil decreased to $57.50 per bbl for the three months ended March 31, 2020 from $60.76 per bbl realized for the comparable period in 2019.

Income from natural gas royalties (net of expenses), for the three months ended March 31, 2020 increased to $23,020 from $20,171 for the comparable period in 2019. The volume of natural gas sold in the three months ended March 31, 2020 increased to 9,419 mcf from 4,151 mcf realized for the comparable period in 2019, and the average price realized for natural gas (net of expenses) decreased to $2.44 per mcf for the three months ended March 31, 2020 from $4.86 per mcf realized for the comparable period in 2019.

We did not receive any income from distributions from Tidelands for the three months ended March 31, 2020 and 2019. We understand that Tidelands does not currently have sufficient production in economic quantities to generate any revenue to be distributed to its unitholders.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2020, and those realized for the comparable period in 2019.

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Oil
Bbls sold	3,339	2,553
Average price	$57.50	$60.76
Natural gas
Mcf sold	9,419	4,151
Average price, net of expenses	$2.44	$4.86

General and administrative expenses decreased to $67,265 for the three months ended March 31, 2020 from $73,694 for the comparable period of 2019, primarily due to a decrease in printing fees and professional expenses.

Results of Operations—Nine Months Ended March 31, 2020 Compared to the Nine Months Ended March 31, 2019

Income from oil and natural gas royalties, decreased to $554,588 during the nine months ended March 31, 2020 from $646,010 realized for the comparable period in 2019. Royalties decreased for the nine months ended March 31, 2020 primarily due to a decrease in the price and production of oil and the price of natural gas, offset by an increase in the production of natural gas, as compared to the comparable period in 2019.

Distributable income decreased to $394,832 for the nine months ended March 31, 2020 from $471,881 realized for the comparable period in 2019.

Income from oil royalties, for the nine months ended March 31, 2020 decreased to $484,061 from $591,551 realized for the comparable period in 2019. The volume of oil sold in the nine months ended March 31, 2020 decreased to 8,161 bbls from 8,871 bbls realized for the comparable period in 2019, and the average price realized for oil decreased to $59.31 per bbl for the nine months ended March 31, 2020 from $66.65 per bbl realized for the comparable period in 2019.

Income from natural gas royalties (net of expenses), for the nine months ended March 31, 2020 increased to $70,527 from $54,424 for the comparable period in 2019. The volume of natural gas sold in the nine months ended March 31, 2020 increased to 28,110 mcf from 14,024 mcf realized for the comparable period in 2019, and the average price realized for natural gas (net of expenses) decreased to $2.52 per mcf for the nine months ended March 31, 2020 from $3.88 per mcf realized for the comparable period in 2019.

We did not receive any income from distributions from Tidelands for the nine months ended March 31, 2020 and 2019. We understand that Tidelands does not currently have sufficient production in economic quantities to generate any revenue to be distributed to its unitholders. Accordingly, we do not expect to receive any income from distributions from Tidelands in future quarters.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2020, and those realized for the comparable period in 2019.

	Nine Months Ended March 31,
	2020	2019
	(unaudited)
Oil
Bbls sold	8,161	8,871
Average price	$59.31	$66.65
Natural gas
Mcf sold	28,110	14,024
Average price, net of expenses	$2.52	$3.88

General and administrative expenses decreased to $172,614 for the nine months ended March 31, 2020 from $189,773 for the comparable period of 2019, primarily due to decreased printing fees and professional expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; the impact of COVID-19 on future production and distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Except as described below in “Item 1A– Risk Factors,” there has been no material change from the information provided in Marine’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the fiscal year ended June 30, 2019.

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

As of March 31, 2020, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The recent spread of COVID-19, or the novel coronavirus, and the measures taken to mitigate the impact of the COVID-19 pandemic could have an adverse effect on trust distributions.

As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. Markets are experiencing a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, are being negatively impacted as economic activity is curtailed in response to the COVID-19 pandemic, as well as due to an oversupply of crude oil driven by a dispute between members of OPEC and Russia over production costs. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have been introduced throughout the U.S. and the world, which may impact oil and natural gas operators’ production activities, and the length of time such measures are in place may adversely affect us. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, and operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on trust distributions.

Other than the item listed above, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June  30, 2019.

Item 6. Exhibits

The following exhibits are included herein:

31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST

Simmons Bank, trustee of Marine Petroleum Trust and not in

its individual capacity or otherwise

May 15, 2020	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President