Form 10-K
period 2020-06-30
MARINE PETROLEUM TRUST
filed 2020-09-28
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☒    NO☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     YES   ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES   ☐    NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3,760,000. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of September 28, 2020 was 2,000,000.

i

PART I

ITEM 1.	BUSINESS

Organization. Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank became corporate trustee of the Trust (the “Trustee”) as a result of a merger between Simmons Bank and Southwest Bank, the former corporate Trustee of the Trust. The indenture under which the Trust was created (the “Indenture”) provides that the term of the Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. Following the filing of this Annual Report, the unitholders will be asked to approve an amendment to the Indenture to extend the life of the Trust beyond the expiration date.

The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, these interests were largely held by Chevron Corporation (“Chevron”) and are now predominately held by its assignees, including Arena Energy, LP (“Arena,” and collectively with Chevron and its assignees, the “Interest Owners”).

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

For the fiscal year ended June 30, 2020, approximately 89% of Marine’s royalty revenues were attributable to the sale of oil and approximately 11% of Marine’s royalty revenues were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2020	2019	2018
Arena Energy, LP	96%	92%	90%
Chevron USA, Inc.	1%	3%	6%
Fieldwood Energy LLC	3%	5%	4%

	100%	100%	100%

In addition, Marine’s revenues from its interest in Tidelands accounted for approximately 0%, 0% and 0.01% of Marine’s revenues for the fiscal years ended June 30, 2020, 2019 and 2018, respectively.

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

As the coronavirus pandemic and government responses are rapidly evolving, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. Markets have experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, have been negatively impacted as economic activity has been curtailed in response to the COVID-19 pandemic. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, have been introduced throughout the U.S. and the world, which may impact oil and natural gas operators’ production activities, and the length of time such measures are in place may adversely affect us. Fewer businesses than normal are open and fewer people are going to work which has reduced the demand for oil and natural gas, and operators’ reliance on third-party suppliers, contractors, and service providers exposes them to possibility of delay or interruption of operations. At this time, the full extent to which COVID-19 will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on trust distributions.

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

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2020, three working interest owners accounted for approximately 100% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

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

The term of the Trust will expire on June 1, 2021 and there is no guarantee that it will be extended.

The Indenture provides that the term of the Trust will expire on June 1, 2021, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest. Following the filing of this Annual Report, Marine expects to ask the unitholders to approve an amendment to the Indenture to extend the life of the Trust beyond the expiration date. However, there is no guarantee that unitholders will approve the extension, in which case, the Trust will terminate pursuant to the terms of the Indenture.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2020 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to reduce distributions by the amount required to satisfy and pay the Trust’s franchise tax liability for the years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years in which the Trust fails to qualify for an exemption and has total revenues in excess of $1,180,000 (subject to adjustment pursuant to Texas Tax Code section 171.006).

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

Marine did not file any reports during the fiscal year ended June 30, 2020 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests (excluding its interest in Tidelands) for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2020	2019	2018
Net quantities sold:
Oil (in barrels (“bbls”))	12,628	11,382	15,138
Natural gas (in thousands of cubic feet (“mcf”))	33,639	22,147	20,664
Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$54.79	$66.85	$50.76
Natural gas, net of expenses (per mcf) (1)	$2.44	$3.52	$3.10

(1)	The average sales price is calculated from data provided by the operators.

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

Drilling Activity. During each of the fiscal years 2020, 2019 and 2018, there were no wells drilled or recompleted in which Marine has an interest (excluding its interest in Tidelands).

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. As of June 30, 2020, Marine had an overriding royalty interest (including its interest in Tidelands) in 59 different oil and natural gas leases covering an aggregate of 217,056 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

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

Present Activities. As of June 30, 2020, public records indicated that no wells were being drilled, re-drilled or worked over on tracts in which Marine has an interest. Additionally, public records indicated that operators had not designated any locations for additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

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

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On September 15, 2020, these outstanding units of record were held by 219 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2020.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $46,500 for the distribution paid on June 29, 2020. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date less reserves for future expenses.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2020.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2020 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Simmons Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas, 75219.

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

	Fiscal Year Ended June 30,
	(Dollars in thousands, except per unit amounts)
	2020	2019	2018	2017	2016
Consolidated Statements of Distributable Income Selected Data:
Income:
Oil and natural gas royalties	$774	$839	$863	$920	$829
Oil and natural gas royalties from affiliate	—	—	—	26	76
Interest and other income	14	21	10	3	—

	$788	$860	$873	$949	$905

Expenses:
General and administrative	$214	$226	$211	$198	$197
Federal income taxes of subsidiary	—	—	—	—	—

	214	226	211	198	197

Distributable income	$574	$634	$662	$751	$708

Distributions to unitholders	$607	$652	$694	$552	$683

Distributable income per unit	$0.29	$0.32	$0.33	$0.38	$0.35

Distributions per unit	$0.30	$0.33	$0.35	$0.28	$0.34

	At June 30,
Consolidated Statements of Assets, Liabilities and Trust Corpus Selected Data:	2020	2019	2018	2017	2016

Total assets	$937	$969	$987	$1,019	$820

Trust corpus	$937	$969	$987	$1,019	$820

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Distributions to unitholders are recognized when declared by the Trustee of the Trust.

The financial statements of Marine differ from financial statements prepared in conformity with GAAP because of the following:

•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for certain contingencies that would not be recorded under GAAP.

•	Expenses are recorded in the month paid rather than in the month incurred.

•	Depletion is not recorded.

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

Revenue Recognition. In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services and revenue streams related solely to oil and gas royalties. The Trust adopted the disclosure standards of this update, as required, beginning with the first quarter of fiscal year 2019. The adoption of this standard has not had a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

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

Marine’s income consists primarily of oil and natural gas royalties and is based on the value at the well of its percentage interest in oil and natural gas sold without reduction for any of the expenses of production. “Value at the well” for oil means the sellers’ selling price at its receiving point onshore, less the cost of transportation from the offshore lease to the onshore receiving point. “Value at the well” for natural gas means the selling price less the cost of compression, dehydration and transportation from the lease to the delivery point of the pipeline transporting the product to market. In general, value at the well is determined on the basis of the selling price of oil, natural gas and other minerals produced, saved and sold, or at wellhead prices determined by industry standards, where the selling price does not reflect value at the well. In the event an agreement is not arms-length in nature, the value is based upon current market prices.

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2020 distribution of $0.10 per unit increased from the March 2020 distribution of $0.07 per unit. As disclosed in a press release dated August 21, 2020, the September 2020 distribution of $0.04 per unit will be a decrease from the June 2020 distribution of $0.10 per unit.

Marine’s distributable income for fiscal 2020 amounted to $574,110, or $0.29 per unit, as compared to $634,072 or $0.32 per unit, in fiscal 2019, and $661,919, or $0.33 per unit, in fiscal 2018. Distributions to unitholders are calculated and paid out net of reserve for future expenses, which are estimated by the Trustee on a quarterly basis.

These results also include income from the Trust’s interest in Tidelands, which amounted to $0 for fiscal 2020, $0 for fiscal 2019 and $56 for fiscal 2018. Income from Tidelands contributed approximately 0% of Marine’s royalty income for fiscal 2020 and fiscal 2019, as compared to 0.01% of Marine’s royalty income in fiscal 2018.

The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest (including its interest in Tidelands) and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2020	2019	2018
Wells Drilled or Recompleted (Gross)	—	—	—
Active Wells (Gross)	201	201	201

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal 2020, 2019 and 2018, excluding the Trust’s interest in Tidelands.

	Fiscal Year Ended June 30,
	2020	2019	2018
Income from:
Oil royalties	$691,915	$761,232	$798,650
Natural gas royalties	$81,913	$77,881	$64,285

Totals	$773,828	$839,113	$862,935

Net quantities sold:
Oil (bbls)	12,628	11,382	15,138
Natural gas (mcf)	33,639	22,147	20,664

Average price:
Oil (per bbl) (1)	$54.79	$66.85	$50.76
Natural gas, net of expenses (per mcf) (1)	$2.44	$3.52	$3.10

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2020 Compared to Fiscal Year 2019. During fiscal 2020, Marine received approximately 89% of its royalty income from the sale of oil and 11% of its royalty income from the sale of natural gas, as compared to approximately 91% of its royalty income from the sale of oil and 9% of its royalty income from the sale of natural gas in fiscal year 2019. Income from oil and natural gas royalties in fiscal 2020 decreased approximately 8% from fiscal 2019, primarily due to a decrease in prices realized for oil and natural gas, offset in part by an increase in production of oil and natural gas.

Revenue from oil royalties amounted to $691,915 in fiscal 2020, a decrease from the $761,232 realized in fiscal 2019. The average price realized for a barrel of oil decreased to $54.79 in fiscal 2020 from the $66.85 realized in fiscal 2019. In fiscal 2020, oil production increased to 12,628 bbls from the 11,382 bbls produced in fiscal 2019.

Revenue from natural gas royalties amounted to $81,913 in fiscal 2020, an increase from the $77,881 realized in fiscal 2019. In fiscal 2020, the average price per mcf of natural gas decreased to $2.44 from the $3.52 realized in fiscal 2019. In fiscal 2020, natural gas production increased to 33,639 mcf from the 22,147 mcf produced in fiscal 2019.

General and administrative expenses for fiscal 2020 amounted to $214,075, a decrease from the $226,471 recorded in fiscal 2019, due to a decrease in professional fees, transfer agent fees and printing expenses.

Fiscal Year 2019 Compared to Fiscal Year 2018. During fiscal 2019, Marine received approximately 91% of its royalty income from the sale of oil and 9% of its royalty income from the sale of natural gas, as compared to approximately 93% of its royalty income from the sale of oil and 7% of its royalty income from the sale of natural gas in fiscal 2018. Income from oil and natural gas royalties in fiscal 2019 decreased approximately 3% from fiscal 2018, primarily due to a decrease in production of oil and offset in part by an increase in prices realized for oil and natural gas and the production of natural gas.

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

Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Marine’s future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Marine uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in prices or demand for oil and natural gas, due to, for example, the COVID-19 pandemic or the oversupply of crude oil driven by a dispute between members of OPEC and Russia, which might then lead to decreased production or impair Marine’s ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Events may occur in the future that Marine is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K.

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

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2020, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2020. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation (1)
Simmons Bank, Trustee	2020		$28,000
Simmons Bank, Trustee	2019		$28,000
Simmons Bank, Trustee (2) Southwest Bank, Trustee	2018 2018	$ $	14,000 14,000

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.
(2)	Simmons Bank has served as Trustee since February 20, 2018, the effective date of its merger with Southwest Bank.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of September 1, 2020, based solely on the Trust’s review of information filed with the SEC and information provided by such persons:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class

Robert H. Paslay 1007 Gasserway Circle Brentwood, TN 37027	213,837 units	10.7%

Patricia Martin 110 Woodbine Place Missoula, MT 59803	174,529 units	8.7%

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2020. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2020 and 2019 were as follows:

	2020	2019
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

As referenced in “Item 10. Directors, Executive Officers and Corporate Governance” above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to its independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.

(b)	Exhibits:

	4.1	Indenture, as amended on December 8, 2000, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2001 (File No. 000-08565), and incorporated by reference herein.

	4.2	Description of Securities, filed as Exhibit 4.2 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2019 (File No. 000-08565), and incorporated by reference herein.

	21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002 (File No. 000-08565), and incorporated by reference herein.

	31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

(c)	Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of

Marine Petroleum Trust and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2020 and 2019, and the related consolidated statements of distributable income and changes in trust corpus for each of the three years in the period ended June 30, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of June 30, 2020 and 2019, and the distributable income and changes in trust corpus for each of the three years in the period ended June 30, 2020, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, these consolidated financial statements were prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Trust Indenture is set to expire June 1, 2021.

/s/ WEAVER AND TIDWELL, L.L.P

We have served as the Trust’s auditor since 2011.

Dallas, Texas
September 28, 2020

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2020 and 2019

Assets	June 30, 2020	June 30, 2019
Current assets:
Cash and cash equivalents	$933,745	$966,619
Federal income taxes refundable	2,800	2,800
Producing oil and gas properties	7	7

Total assets	$936,552	$969,426

Liabilities and Trust Corpus

Current liabilities:
Federal income taxes payable	—	—

Total current liabilities	$—	$—

Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	936,552	969,426

	$936,552	$969,426

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2020	2019
Income:
Oil and natural gas royalties	$773,828	$839,113
Oil and natural gas royalties from affiliate	—	—
Interest and other income	14,357	21,430

Total income	$788,185	$860,543
Expenses:
General and administrative	214,075	226,471

Distributable income before Federal income taxes	574,110	634,072
Federal income taxes of subsidiary	—	—

Distributable income	$574,110	$634,072

Distributable income per unit	$0.29	$0.32

Units outstanding	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2020	2019
Trust corpus, beginning of year	$969,426	$987,023
Distributable income	574,110	634,072
Distributions to unitholders	(606,984)	(651,669)

Trust corpus, end of year	$936,552	$969,426

Distributions per unit	$0.30	$0.33

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a) General

Marine Petroleum Trust (the “Trust”) was established on June 1, 1956 with the transfer of property to the Trust consisting of certain contract rights, units of beneficial interest and common stock in exchange for units of beneficial interest in the Trust. The contract rights entitled the Trust to receive an overriding royalty interest in oil, natural gas and other mineral leasehold interests acquired by Gulf Oil Corporation, now Chevron U.S.A., Inc. (“Chevron”), a subsidiary of Chevron Corporation, in certain areas of the Gulf of Mexico acquired prior to January 1, 1980.

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

Following the filing of this Annual Report with the SEC, the unitholders will be asked to approve an amendment to the Indenture to extend the life of the Trust beyond the current expiration date of June 1, 2021.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 2, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2020, the Trust’s tax years 2016 through 2019 remain subject to examination.

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

Marine had cash and cash equivalents of $933,745 and $966,619 at June 30, 2020 and 2019, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h) Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2020	2019	2018
Arena Energy, LP	96%	92%	90%
Chevron USA, Inc.	1%	3%	6%
Fieldwood Energy LLC	3%	5%	4%

	100%	100%	100%

(2)	Basis of Accounting

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

•	Distributions to unitholders are recognized when declared by the Trustee of the Trust.

The financial statements of Marine differ from financial statements prepared in conformity with GAAP because of the following:

•	Royalty income is recognized in the month received rather than in the month of production.

•	Reserves may be established for contingencies that would not be recorded under GAAP.

•	Expenses are recorded in the month paid rather than in the month incurred.

•	Depletion is not recorded.

This comprehensive basis of accounting corresponds to the accounting principles permitted for royalty trusts by the Securities and Exchange Commission (the “SEC”), as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

Revenue Recognition. In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services and revenue streams related solely to oil and gas royalties. The Trust adopted the disclosure standards of this update, as required, beginning with the first quarter of fiscal year 2019. The adoption of this standard has not had a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

(3)	Investment in Affiliate – Tidelands Royalty Trust “B”

At June 30, 2020 and 2019, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a market value of $13,591 and $85,950 at June 30, 2020 and 2019, respectively, based on the closing price of Tideland’s units on the OTC Pink marketplace on such dates.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

Assets	June 30, 2020	June 30, 2019
Current assets:
Cash and cash equivalents	$469,783	$477,352
Oil, natural gas and other mineral properties	2	2

Total assets	$469,785	$477,354

Liabilities and Trust Corpus

Current liabilities:
Income distributable to unitholders	$—	$—
Other payable	$76,096	$66,272
Federal income taxes payable	$—	$—

Total current liabilities	$76,096	$66,272

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$393,689	$411,082

	$469,785	$477,354

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2020	2019	2018
Income	$5,872	$60,536	$128,193
Expenses	23,265	114,359	128,195

Distributable income before Federal income taxes	(17,393)	(53,823)	(2)
Federal income taxes of Tidelands’ subsidiary	—	—	—

Distributable income	$(17,393)	$(53,823)	$(2)

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

The following quarterly financial information for fiscal years 2020 and 2019 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Income	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2018	$243,233	$21,224	$222,009	$0.11
December 31, 2018	237,304	94,854	142,450	0.07
March 31, 2019	181,117	73,694	107,421	0.05
June 30, 2019	198,889	36,699	162,192	0.08

	$860,543	$226,471	$634,072	$0.32

Quarter ended:
September 30, 2019	$203,692	$68,154	$135,538	$0.07
December 31, 2019	145,648	37,196	108,452	0.05
March 31, 2020	218,016	67,265	150,841	0.08
June 30, 2020	220,739	41,460	179,279	0.09

	$788,185	$214,075	$574,110	$0.29

(5)	Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s and Tidelands’ royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2020	2019	2018
Marine:
Oil (bbls)	12,628	11,382	15,138

Gas (mcf)	33,639	22,147	20,664

Tidelands:
Oil (bbls)	0	922	1,794

Gas (mcf)	0	1,114	14,203

(6)	Texas Franchise Tax

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Texas. Under the Texas franchise tax, a 0.75% tax is imposed for reports due in 2020 on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs. Taxable entities include most entities that provide owners with limited liability protection, including trusts. There are certain exemptions from the franchise tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below and entities with total revenues below a specified threshold.

Under the Texas franchise tax, “passive entities” include trusts that meet the following requirements: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, and gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent and certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for the Texas franchise tax. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Thus, the Trust anticipates that it will be a passive entity in the tax year ending in 2020. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will continue to qualify as a passive entity that is not subject to the Texas franchise tax.

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons.

In the event the Trust does not qualify as a passive entity, it would not be required to pay any tax and is not considered to owe any Texas franchise tax for any period in which its annualized total revenue is less than or equal to a certain threshold. For reports due on or after January 1, 2020 and before January 1, 2022, this no tax due threshold is $1,180,000.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST (Registrant)

Simmons Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date:	September 28, 2020	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Simmons Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated:	September 28, 2020	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)