Form 10-Q
period 2020-12-31
MARINE PETROLEUM TRUST
filed 2021-02-16
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Yes  ☐            No  ☒

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of February 1, 2021, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2020 and June 30, 2020

ASSETS

	December 31, 2020	June 30, 2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$868,345	$933,745
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$871,152	$936,552

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$871,152	$936,552

	$871,152	$936,552

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2020 and 2019

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Income:
Oil and natural gas royalties	$101,545	$141,361	$155,185	$339,609
Oil and natural gas royalties from affiliate	—	—	—	—
Interest and dividend income	—	4,287	102	9,731

Total income	101,545	145,648	155,287	349,340

Expenses:
General and administrative	96,583	37,196	117,298	105,349

Distributable income before federal income taxes	4,962	108,452	37,989	243,991
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$4,962	$108,452	$37,989	$243,991

Distributable income per unit	$0.00	$0.05	$0.02	$0.12

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2020 and 2019

(Unaudited)

	Six Months Ended December 31,
	2020	2019

Trust corpus, beginning of period	$936,552	$969,426
Distributable income	37,989	243,991

Distributions to unitholders	(103,389)	(268,519)

Trust corpus, end of period	$871,152	$944,898

Distributions per unit	$0.05	$0.13

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended December 31, 2020 and 2019

(Unaudited)

	Three Months Ended December 31,
	2020	2019
Trust corpus, beginning of period	$880,546	$933,964
Distributable income	4,962	108,452
Distributions to unitholders	(14,356)	(97,518)

Trust corpus, end of period	$871,152	$944,898

Distributions per unit	$0.01	$0.05

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended December 31, 2020 was $76,500.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At December 31, 2020 and 2019, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Income	$0	$0	$1,750	$3,901

Expenses	4,774	9,842	4,004	6,908

Distributable (loss) before Federal income taxes	(4,774)	(9,842)	(2,254)	(3,007)
Federal income taxes of Tidelands’ subsidiary	—	—	—	—

Distributable (loss)	$(4,774)	$(9,842)	$(2,254)	$(3,007)

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank became corporate trustee of the Trust (the “Trustee”) as a result of a merger between Simmons Bank and Southwest Bank, the former corporate Trustee of the Trust. The Trust’s Indenture (the “Indenture”) provides that the term of the Trust will expire on June 1, 2041, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended December 31, 2020 on leases in which Marine has an interest. As of February 1, 2021, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and six months ended December 31, 2020. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the six months ended December 31, 2020, the Trust realized approximately 95% of its royalty income from the sale of oil and approximately 5% of its royalty income from the sale of natural gas. During the six months ended December 31, 2019, the Trust realized approximately 86% of its royalty income from the sale of oil and approximately 14% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended December 31, 2020 was $0.02 as compared to $0.12 for the comparable period in 2019. Distributions per unit amounted to $0.05 per unit for the six months ended December 31, 2020, a decrease from distributions of $0.13 per unit for the comparable period in 2019. During the six months ended December 31, 2020, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the six months ended December 31, 2020, oil production decreased to 4,659 barrels (bbls) from 4,823 bbls and natural gas production decreased to 4,118 thousand cubic feet (mcf) from 18,691 mcf as compared to the comparable period in 2019. For the six months ended December 31, 2020, the average price realized for oil decreased to $31.70 per bbl as compared to the price of $60.57 realized for the comparable period in 2019 and the average price realized for natural gas (net of expenses) decreased to $1.82 per mcf as compared to the average price of $2.54 realized for the comparable period in 2019.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2019	2,700	10,542	$0.07	$0.09
December 31, 2019	2,123	8,150	$0.05	$0.05
March 31, 2020	3,339	9,418	$0.08	$0.07
June 30, 2020	4,466	5,529	$0.09	$0.10
September 30, 2020	2,148	2,154	$0.02	$0.04
December 31, 2020	2,512	1,965	$0.00	$0.01

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Income from oil and natural gas royalties, decreased to $101,545 during the three months ended December 31, 2020 from $141,361 realized for the comparable period in 2019. Royalties decreased for the three months ended December 31, 2020 as compared to the comparable period in 2019 primarily due to a decrease in production of gas, and also by a sharp decrease in pricing of oil and gas.

Distributable income decreased to $4,962 for the three months ended December 31, 2020 from $108,452 realized for the comparable period in 2019.

Income from oil royalties, for the three months ended December 31, 2020 decreased to $97,903 from $121,686 realized for the comparable period in 2019. The volume of oil sold in the three months ended December 31, 2020 increased to 2,512 bbls from 2,123 bbls realized for the comparable period in 2019, and the average price realized for oil decreased to $38.98 per bbl for the three months ended December 31, 2020 from $57.32 per bbl realized for the comparable period in 2019.

Income from natural gas royalties (net of expenses), for the three months ended December 31, 2020 decreased to $3,642 from $19,675 for the comparable period in 2019. The volume of natural gas sold in the three months ended December 31, 2020 decreased to 1,965 mcf from 8,150 mcf realized for the comparable period in 2019, and the average price realized for natural gas (net of expenses) decreased to $1.85 per mcf for the three months ended December 31, 2020 from $2.41 per mcf realized for the comparable period in 2019.

We did not receive any income from distributions from Tidelands for the three months ended December 31, 2020 and 2019. We understand that Tidelands does not currently have sufficient production in economic quantities to generate any revenue to be distributed to its unitholders.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2020, and those realized for the comparable period in 2019.

	Three Months Ended December 31,
	2020	2019
	(unaudited)
Oil
Bbls sold	2,512	2,123
Average price	$38.98	$57.32
Natural gas
Mcf sold	1,965	8,150
Average price, net of expenses	$1.85	$2.41

General and administrative expenses increased to $96,583 for the three months ended December 31, 2020 from $37,196 for the comparable period of 2019, primarily due to the timing of expenses related to the closing of the annual financial statements which expenses were incurred in the quarter ended December 31, 2020 compared to the quarter ended September 30, 2019 for the previous year.

Results of Operations—Six Months Ended December 31, 2020 Compared to the Six Months Ended December 31, 2019

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, decreased to $155,185 during the six months ended December 31, 2020 from $339,609 realized for the comparable period in 2019. Royalties decreased for the six months ended December 31, 2020 primarily due to a decrease in the price and production of oil as well as a decrease in natural gas production.

Distributable income decreased to $37,989 for the six months ended December 31, 2020 from $243,991 realized for the comparable period in 2019.

Income from oil royalties for the six months ended December 31, 2020 decreased to $147,699 from $292,101 realized for the comparable period in 2019. The volume of oil sold in the six months ended December 31, 2020 decreased to 4,659 bbls from 4,823 bbls realized for the comparable period in 2019, and the average price realized for oil decreased to $31.70 per bbl for the six months ended December 31, 2020 from $60.57 per bbl realized for the comparable period in 2019.

Income from natural gas royalties (net of expenses) for the six months ended December 31, 2020 decreased to $7,487 from $47,508 for the comparable period in 2019. The volume of natural gas sold in the six months ended December 31, 2020 decreased to 4,118 mcf from 18,691 mcf realized for the comparable period in 2019, and the average price realized for natural gas (net of expenses) decreased to $1.82 per mcf for the six months ended December 31, 2020 from $2.54 per mcf realized for the comparable period in 2019.

We did not receive any income from distributions from Tidelands for the six months ended December 31, 2020 and 2019. We understand that Tidelands does not currently have sufficient production in economic quantities to generate any revenue to be distributed to its unit holders. Accordingly, we do not expect to receive any income from distributions from Tidelands in future quarters.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2020, and those realized for the comparable period in 2019, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2020	2019
	(unaudited)
Oil
Bbls sold	4,659	4,823
Average price	$31.70	$60.57

Natural gas
Mcf sold	4,118	18,691
Average price, net of expenses	$1.82	$2.54

General and administrative expenses increased to $117,298 for the six months ended December 31, 2020 from $105,349 for the comparable period of 2019, primarily due to increased printing fees and professional expenses as well as an increase in trustee expenses due to the timing of monthly payments.

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

As of December 31, 2020, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST Simmons Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

February 16, 2021	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President