Form 10-Q
period 2021-03-31
MARINE PETROLEUM TRUST
filed 2021-05-17
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 1, 2021, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2021 and June 30, 2020

ASSETS

	March 31, 2021	June 30, 2020
	(Unaudited)
Current assets:
Cash and cash equivalents	$843,327	$933,745
Federal income tax refundable	2,800	2,800
Producing oil and natural gas properties	7	7

Total assets	$846,134	$936,552

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$846,134	$936,552

	$846,134	$936,552

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Income:
Oil and natural gas royalties	$82,501	$214,980	$237,686	$554,588
Oil and natural gas royalties from affiliate	—	—	—	—
Interest and dividend income	82	3,127	183	12,858

Total income	82,853	218,106	237,869	567,446
Expenses:
General and administrative	71,343	67,265	188,640	172,614

Distributable income before federal income taxes	11,241	150,841	49,229	394,832
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$11,241	$150,841	$49,229	$394,832

Distributable income per unit	$0.01	$0.08	$0.02	$0.20

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2021 and 2020

(Unaudited)

	Nine Months Ended March 31,
	2021	2020
Trust corpus, beginning of period	$936,552	$969,426
Distributable income	49,229	394,832
Distributions to unitholders	(139,647)	(399,423)

Trust corpus, end of period	$846,134	$964,835

Distributions per unit	$0.07	$0.20

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Trust corpus, beginning of period	$871,152	$944,898
Distributable income	11,241	150,841
Distributions to unitholders	(36,259)	(130,904)

Trust corpus, end of period	$846,134	$964,835

Distributions per unit	$0.02	$0.07

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended March 31, 2021 was $73,500.

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

Note 4. Investment in Affiliate —   Tidelands Royalty Trust “B”

At March 31, 2021 and 2020, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Income	$18	$18	$1,090	$4,991

Expenses	3,697	13,539	6,060	12,968

Distributable (loss) before Federal income taxes	(3,679)	(13,521)	(4,970)	(7,977)
Federal income taxes of Tidelands’ subsidiary	—	—	—	—

Distributable (loss)	$(3,679)	$(13,521)	$(4,970)	$(7,977)

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended March 31, 2021 on leases in which Marine has an interest. As of May 1, 2021, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and nine months ended March 31, 2021. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended March 31, 2021, the Trust realized approximately 95% of its royalty income from the sale of oil and approximately 5% of its royalty income from the sale of natural gas. During the nine months ended March 31, 2020, the Trust realized approximately 87% of its royalty income from the sale of oil and approximately 13% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the nine months ended March 31, 2021 was $0.02 as compared to $0.20 for the comparable period in 2020. Distributions per unit amounted to $0.07 per unit for the nine months ended March 31, 2021, a decrease from distributions of $0.20 per unit for the comparable period in 2020. During the nine months ended March 31, 2021, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the nine months ended March 31, 2021, oil production decreased to 6,624 barrels (bbls) from 8,161 bbls and natural gas production decreased to 5,546 thousand cubic feet (mcf) from 28,110 mcf as compared to the comparable period in 2020. For the nine months ended March 31, 2021, the average price realized for oil decreased to $34.14 per bbl as compared to the price of $59.31 realized for the comparable period in 2020 and the average price realized for natural gas (net of expenses) decreased to $2.08 per mcf as compared to the average price of $2.52 realized for the comparable period in 2020.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
December 31, 2019	2,123	8,150	$0.05	$0.05
March 31, 2020	3,339	9,418	$0.08	$0.07
June 30, 2020	4,466	5,529	$0.09	$0.10
September 30, 2020	2,148	2,154	$0.02	$0.04
December 31, 2020	2,512	1,965	$0.00	$0.01
March 31, 2021	1,965	1,428	$0.01	$0.02

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Income from oil and natural gas royalties, decreased to $82,501 during the three months ended March 31, 2021 from $214,980 realized for the comparable period in 2020. Royalties decreased for the three months ended March 31, 2021 as compared to the comparable period in 2020 primarily due to a decrease in production of oil and gas, and also by a sharp decrease in pricing of oil.

Distributable income decreased to $11,241 for the three months ended March 31, 2021 from $150,841 realized for the comparable period in 2020.

Income from oil royalties, for the three months ended March 31, 2021 decreased to $78,468 from $191,960 realized for the comparable period in 2020. The volume of oil sold in the three months ended March 31, 2021 decreased to 1,965 bbls from 3,339 bbls realized for the comparable period in 2020, and the average price realized for oil decreased to $39.94 per bbl for the three months ended March 31, 2021 from $57.50 per bbl realized for the comparable period in 2020.

Income from natural gas royalties (net of expenses), for the three months ended March 31, 2021 decreased to $4,033 from $23,020 for the comparable period in 2020. The volume of natural gas sold in the three months ended March 31, 2021 decreased to 1,428 mcf from 9,419 mcf realized for the comparable period in 2020, and the average price realized for natural gas (net of expenses) increased to $2.82 per mcf for the three months ended March 31, 2021 from $2.44 per mcf realized for the comparable period in 2020.

We did not receive any income from distributions from Tidelands for the three months ended March 31, 2021 and 2020. We understand that Tidelands does not currently have sufficient production in economic quantities to generate any revenue to be distributed to its unitholders.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2021, and those realized for the comparable period in 2020.

	Three Months Ended March 31,
	2021	2020
	(unaudited)
Oil
Bbls sold	1,965	3,339
Average price	$39.94	$57.50
Natural gas
Mcf sold	1,428	9,419
Average price, net of expenses	$2.82	$2.44

General and administrative expenses increased to $71,343 for the three months ended March 31, 2021 from $67,265 for the comparable period of 2020, primarily due to timing of payment of expenses.

Results of Operations—Nine Months Ended March 31, 2021 Compared to the Nine Months Ended March 31, 2020

Income from oil and natural gas royalties decreased to $237,686 during the nine months ended March 31, 2021 from $554,588 realized for the comparable period in 2020. Royalties decreased for the nine months ended March 31, 2021 primarily due to a decrease in the price and production of oil and natural gas, as compared to the comparable period in 2020.

Distributable income decreased to $49,229 for the nine months ended March 31, 2021 from $394,832 realized for the comparable period in 2020.

Income from oil royalties for the nine months ended March 31, 2021 decreased to $226,167 from $484,061 realized for the comparable period in 2020. The volume of oil sold in the nine months ended March 31, 2021 decreased to 6,624 bbls from 8,161 bbls realized for the comparable period in 2020, and the average price realized for oil decreased to $34.14 per bbl for the nine months ended March 31, 2021 from $59.31 per bbl realized for the comparable period in 2020.

Income from natural gas royalties (net of expenses) for the nine months ended March 31, 2021 decreased to $11,519 from $70,527 for the comparable period in 2020. The volume of natural gas sold in the nine months ended March 31, 2021 decreased to 5,546 mcf from 28,110 mcf realized for the comparable period in 2020, and the average price realized for natural gas (net of expenses) decreased to $2.08 per mcf for the nine months ended March 31, 2021 from $2.52 per mcf realized for the comparable period in 2020.

We did not receive any income from distributions from Tidelands for the nine months ended March 31, 2021 and 2020. We understand that Tidelands does not currently have sufficient production in economic quantities to generate any revenue to be distributed to its unitholders. Accordingly, we do not expect to receive any income from distributions from Tidelands in future quarters.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2021, and those realized for the comparable period in 2020.

	Nine Months Ended March 31,
	2021	2020
	(unaudited)
Oil
Bbls sold	6,624	8,161
Average price	$34.14	$59.31
Natural gas
Mcf sold	5,546	28,110
Average price, net of expenses	$2.08	$2.52

General and administrative expenses increased to $188,641 for the nine months ended March 31, 2021 from $172,614 for the comparable period of 2020, primarily due to increased printing fees and professional expenses.

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

As of March 31, 2021, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Simmons Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

May 17, 2021	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President