Form 10-K
period 2021-06-30
MARINE PETROLEUM TRUST
filed 2021-09-24
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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

YES  ☐            NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $6,660,000. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of September 18, 2021 was 2,000,000.

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

Marine also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate Texas trust. The four leases covering an aggregate of 17,188 gross acres in which Tidelands owned interests are no longer producing and are not expected to produce in the future. Therefore, such acreage is not included in Marine’s acreage in this report. The last distribution Marine received from Tidelands was in the fourth quarter of 2018. The term of Tidelands expired earlier in 2021, and Tidelands is currently in the process of winding up. Tidelands’ indenture provides that prior to Tidelands’ termination the Trustee was to distribute all cash in the trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of March, June, September and December of each year. Pursuant to the Tidelands’ indenture, such distributions were to be made within 15 days of the record date. Distributable income was paid from the unconsolidated account balances of Tidelands. Distributable income was comprised of (i) royalties from offshore Texas leases owned directly by Tidelands, plus (ii) 95% of the overriding royalties received by its subsidiary that were retained by and delivered to Tidelands on a quarterly basis, less (iii) administrative expenses of Tidelands. Tidelands was a reporting company under the Securities Exchange Act of 1934, as amended. On March 8, 2019, Tidelands terminated the registration of its units under Section 12(g) of the Exchange Act, and suspended its reporting obligations under 13(a) of the Exchange Act. As of that date, Tidelands’ obligations to file certain reports with the SEC, including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, were automatically and immediately suspended.

As of the date of filing of this Annual Report on Form 10-K, the leases subject to Marine’s interests cover an aggregate of 199,868 gross acres. These leases will remain in force until the leases terminate or expire pursuant to their respective terms. Leases may be voluntarily released by the working interest owner after oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover and produce sufficient reserves to make development economically worthwhile. In addition, the U.S. federal government may terminate a lease if the working interest owner fails to develop a lease once it is acquired.

For the fiscal year ended June 30, 2021, approximately 94% of Marine’s royalty revenues were attributable to the sale of oil and approximately 6% of Marine’s royalty revenues were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2021	2020	2019
Arena Energy, LP	99%	96%	92%
Chevron USA, Inc.	1%	1%	3%
Fieldwood Energy LLC	0%	3%	5%

	100%	100%	100%

In addition, Marine did not have any revenues from its interest in Tidelands for the fiscal years ended June 30, 2021, 2020 and 2019.

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

Although various risk factors and specific cautionary statements are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks that we believe to be most material to the Trust and to an investment in units of the Trust. The following discussion of risks is not exclusive and is designed to highlight what the we believe are the material factors to consider when evaluating its business or an investment in units of the Trust. Additional risks and uncertainties not presently known to us or that we currently deem immaterial could also adversely affect the Trust or an investment in units of the Trust.

Risks related to the Trust’s Business and its Industry

Current and future oil and natural gas prices fluctuate due to a number of uncontrollable factors. Any depression in oil and natural gas prices would result in lower royalty payments to Marine and lower cash distributions to its unitholders.

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

The recent spread of the novel strain of coronavirus, or COVID-19, and its variants, and the continually changing measures taken to mitigate the impact of single or multiple waves of the COVID-19 pandemic could have an adverse effect on trust distributions.

The spread of different variants of the COVID-19, or the novel coronavirus, and the continually changing measures taken to mitigate the impact of single or multiple waves of the COVID-19 pandemic, could have an adverse effect on the demand for oil and natural gas and the business and operations of the operators of the properties, which in turn could have an adverse effect on trust distributions.

Demand for oil and natural gas, and the business and operations of the operators of the properties could be adversely impacted by the different variants of the COVID-19 pandemic and measures being taken to mitigate its impact, especially to the extent areas experience multiple waves of the pandemic. As the coronavirus pandemic and government responses are rapidly escalating and de-escalating, the extent of the impact on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. The industry experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, were negatively impacted as economic activity was curtailed in response to the COVID-19 pandemic. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, were introduced throughout the U.S. and the world, which impacted operators’ production activities and the reintroduction of and length of time such renewed measures are in place may further adversely affect Trust distributions. At this time, the full extent to which COVID-19 (including the emergence of different COVID-19 variants) will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

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

Risks Related to the Units

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

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2021, three working interest owners accounted for approximately 100% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2021 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to reduce distributions by the amount required to satisfy and pay the Trust’s franchise tax liability for the years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years in which the Trust fails to qualify for an exemption and has total revenues in excess of $1,000,000 (subject to adjustment pursuant to Texas Tax Code section 171.006).

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

Marine did not file any reports during the fiscal year ended June 30, 2021 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2021	2020	2019
Net quantities sold:
Oil (in barrels (“bbls”))	9,085	12,628	11,382
Natural gas (in thousands of cubic feet (“mcf”))	8,539	33,639	22,147
Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$39.93	$54.79	$66.85
Natural gas, net of expenses (per mcf) (1)	$2.80	$2.44	$3.52

(1)	The average sales price is calculated from data provided by the operators.

Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Productive Wells. Based on the latest public records reviewed by Marine from the Bureau of Ocean Energy Management, Regulation and Enforcement, a division of the U.S. government, there were approximately 201 gross active wells subject to Marine’s interests. Marine believes that the term “active wells” is synonymous with the term “productive wells” as defined in Item 1205 of Regulation S-K. While Marine believes that most of the active wells produce both oil and natural gas, Marine is unable to determine the actual number of wells classified as either oil or natural gas wells without unreasonable effort and expense. See “Difficulty in Obtaining Certain Data.”

Drilling Activity. During each of the fiscal years 2021, 2020 and 2019, there were no wells drilled or recompleted in which Marine has an interest.

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. As of June 30, 2021, Marine had an overriding royalty interest in 55 different oil and natural gas leases covering an aggregate of 199,868 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

Leases Granted by(1):	Producing Acreage
United States	194,338
State of Texas	640
State of Louisiana	4,890

199,868

(1)

Leases are typically granted for a term of five years, during which the lease owner must establish commercial production, or the lease expires. Marine’s overriding royalty area is determined by a contract that defines the area in which Marine is entitled to receive a royalty interest. In some cases, that area does not cover an entire lease block. In those cases, Marine’s royalty interest only applies to the area that lies within the lease. Of the aggregate of 199,868 total gross acres in which Marine has an overriding royalty interest, there are 210 gross acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.

The overriding royalty interest owned by Marine is three-fourths of 1% of the working interest held by the Interest Owners. The fractional interest therefore varies from lease to lease. The acreage weighted average of the fractional interest in all leases is 0.5324%. The following table presents the acreage breakdown by fractional interests of Marine:

Trust	Gross Acres	Interest
Marine	105,672	0.7500%
Marine	1,527	0.5000%
Marine	40,151	0.3750%
Marine	52,518	0.2006%

Summary	199,868	0.5324%

Present Activities. As of June 30, 2021, public records indicated that no wells were being drilled, re-drilled or worked over on tracts in which Marine has an interest. Additionally, public records indicated that operators had not designated any locations for additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

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

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On September 1, 2021, these outstanding units of record were held by 209 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2021.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $41,500 for the distribution paid on June 28, 2021. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date less reserves for future expenses.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2021.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2021 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Simmons Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas, 75219.

ITEM 6.	[RESERVED]

ITEM 7.	TRUSTEE’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2021 distribution of $0.03 per unit increased from the March 2021 distribution of $0.02 per unit. As disclosed in a press release dated August 20, 2021, the September 2021 distribution of $0.06 per unit will be an increase from the June 2021 distribution of $0.03 per unit.

Marine’s distributable income for fiscal 2021 amounted to $161,580, or $0.08 per unit, as compared to $574,110 or $0.29 per unit, in fiscal 2020, and $634,072, or $0.32 per unit, in fiscal 2019. Distributions to unitholders are calculated and paid out net of reserve for future expenses, which are estimated by the Trustee on a quarterly basis.

There was no income from the Trust’s interest in Tidelands for fiscal 2021, 2020 and 2019.

The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2021	2020	2019
Wells Drilled or Recompleted (Gross)	—	—	—
Active Wells (Gross)	201	201	201

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal 2021, 2020 and 2019.

	Fiscal Year Ended June 30,
	2021	2020	2019
Income from:
Oil royalties	$362,751	$691,915	$761,232
Natural gas royalties	$23,905	$81,913	$77,881

Totals	$386,656	$773,828	$839,113
Net quantities sold:
Oil (bbls)	9,085	12,628	11,382
Natural gas (mcf)	8,539	33,639	22,147
Average price:
Oil (per bbl) (1)	$39.93	$54.79	$66.85
Natural gas, net of expenses (per mcf) (1)	$2.80	$2.44	$3.52

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2021 Compared to Fiscal Year 2020. During fiscal 2021, Marine received approximately 94% of its royalty income from the sale of oil and 6% of its royalty income from the sale of natural gas, as compared to approximately 89% of its royalty income from the sale of oil and 11% of its royalty income from the sale of natural gas in fiscal year 2020. Income from oil and natural gas royalties in fiscal 2021 decreased approximately 50% from fiscal 2020, primarily due to a decrease in prices realized for oil in addition to a decrease in production of oil and natural gas resulting from a shutdown of production.

Revenue from oil royalties amounted to $362,751 in fiscal 2021, a decrease from the $691,915 realized in fiscal 2020. The average price realized for a barrel of oil decreased to $39.93 in fiscal 2021 from the $54.79 realized in fiscal 2020. In fiscal 2021, oil production decreased to 9,085 bbls from the 12,628 bbls produced in fiscal 2020.

Revenue from natural gas royalties amounted to $23,905 in fiscal 2021, a decrease from the $81,913 realized in fiscal 2020. In fiscal 2021, the average price per mcf of natural gas increased to $2.80 from the $2.44 realized in fiscal 2020. In fiscal 2021, natural gas production decreased to 8,539 mcf from the 33,639 mcf produced in fiscal 2020.

General and administrative expenses for fiscal 2021 amounted to $225,237, an increase from the $214,075 recorded in fiscal 2020, due to an increase in professional fees, transfer agent fees and printing expenses.

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

The Trust does not currently have any long-term contractual obligations, other than the obligation to make distributions to unitholders pursuant to the Indenture. The Trust does not maintain any off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K.

Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Marine’s future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Marine uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in prices or demand for oil and natural gas, due to, for example, the COVID-19 pandemic, which might then lead to decreased production or impair Marine’s ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Events may occur in the future that Marine is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K.

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

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2021, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2021. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation (1)
Simmons Bank, Trustee	2021	$28,000
Simmons Bank, Trustee	2020	$28,000
Simmons Bank, Trustee	2019	$28,000

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of September 1, 2021, based solely on the Trust’s review of information filed with the SEC and information provided by such persons:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Robert H. Paslay 1007 Gasserway Circle Brentwood, TN 37027	213,837 units	10.7%
Patricia Martin 110 Woodbine Place Missoula, MT 59803	174,529 units	8.7%

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2021. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2021 and 2020 were as follows:

	2021	2020
Audit Fees	$50,000	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

4.1

Indenture, as amended on November 16, 2020, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Marine for the quarter ended September 30, 2020 (File No. 000-08565), and incorporated by reference herein.

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

PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of

Marine Petroleum Trust and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2021 and 2020, and the related consolidated statements of distributable income and changes in trust corpus for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of June 30, 2021 and 2020, and the distributable income and changes in trust corpus for each of the two years in the period ended June 30, 2021, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Trustee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ WEAVER AND TIDWELL, L.L.P

We have served as the Trust’s auditor since 2011.

Dallas, Texas

September 24, 2021

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2021 and 2020

	June 30, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$902,023	$933,745
Federal income taxes refundable	—	2,800
Producing oil and gas properties	7	7

Total assets	$902,030	$936,552

Liabilities and Trust Corpus
Current liabilities:
Federal income taxes payable	—	—

Total current liabilities	$—	$—

Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	902,030	936,552

	$902,030	$936,552

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2021	2020
Income:
Oil and natural gas royalties	$386,656	$773,828
Oil and natural gas royalties from affiliate	—	—
Interest and other income	161	14,357

Total income	$386,817	$788,185
Expenses:
General and administrative	225,237	214,075

Distributable income before Federal income taxes	161,580	574,110
Federal income taxes of subsidiary	—	—

Distributable income	$161,580	$574,110

Distributable income per unit	$0.08	$0.29

Units outstanding	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2021	2020
Trust corpus, beginning of year	$936,552	$969,426
Distributable income	161,580	574,110
Distributions to unitholders	(196,102)	(606,984)

Trust corpus, end of year	$902,030	$936,552

Distributions per unit	$0.10	$0.30

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

The Trust is to continue until June 1, 2041, or until such later date as holders of the units owning a majority of the outstanding units may designate, but in any event, not more than 20 years from such designation. However, the unitholders owning eighty percent (80%) or more of the outstanding units may terminate the Trust on any date.

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

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 2, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2021, the Trust’s tax years 2017 through 2020 remain subject to examination.

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

Marine had cash and cash equivalents of $902,023 and $933,745 at June 30, 2021 and 2020, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h)	Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2021	2020	2019
Arena Energy, LP	99%	96%	92%
Chevron USA, Inc.	1%	1%	3%
Fieldwood Energy LLC	0%	3%	5%

	100%	100%	100%

(2)	Basis of Accounting

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

Revenue Recognition. In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers. This update amends the existing accounting standards for revenue recognition and is based on the principle that revenue should be recognized to depict the transfer of goods and services to a customer at an amount that reflects the consideration a company expects to receive in exchange for those goods or services and revenue streams related solely to oil and gas royalties. The Trust has adopted the disclosure standards of this update, as required, beginning with the first quarter of fiscal year 2019. The adoption of this standard has not had a significant impact on its financial statements due to the modified cash basis of reporting used by the Trust.

(3)	Investment in Affiliate – Tidelands Royalty Trust “B”

At June 30, 2021 and 2020, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”). The 452,366 units owned by the Trust had a market value of $194,517 and $67,855 at June 30, 2021 and 2020, respectively, based on the closing price of Tideland’s units on the OTC Pink marketplace on such dates.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2021	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$469,439	$469,783
Oil, natural gas and other mineral properties	2	2

Total assets	$469,441	$469,785

Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	$—	$—
Other payable	$102,794	$76,096
Federal income taxes payable	$—	$—

Total current liabilities	$102,794	$76,096

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$366,647	$393,689

	$469,441	$469,785

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2021	2020	2019
Income	$—	$5,872	$60,536
Expenses	27,042	23,265	114,359
Distributable income before Federal income taxes	(27,042)	(17,393)	(53,823)
Federal income taxes of Tidelands’ subsidiary	—	—	—

Distributable income	$(27,042)	$(17,393)	$(53,823)

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

The term of Tidelands expired earlier in 2021, and Tidelands is currently in the process of dissolving the trust.

(4)	Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2021 and 2020 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Income	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2019	$203,692	$68,154	$135,538	$0.07
December 31, 2019	145,648	37,196	108,452	0.05
March 31, 2020	218,016	67,265	150,841	0.08
June 30, 2020	220,739	41,460	179,279	0.09

	$788,185	$214,075	$574,110	$0.29

Quarter ended:
September 30, 2020	$53,741	$20,714	$33,027	$0.02
December 31, 2020	101,545	96,583	4,962	0.00
March 31, 2021	82,853	71,343	11,510	0.01
June 30, 2021	148,678	36,597	112,081	0.06

	$386,817	$225,237	$161,580	$0.08

(5)	Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2021	2020	2019
Marine:
Oil (bbls)	9,085	12,628	11,382

Gas (mcf)	8,539	33,639	22,147

Tidelands:
Oil (bbls)	0	0	922

Gas (mcf)	0	0	1,114

(6)	Texas Franchise Tax

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Texas. Under the Texas franchise tax, a 0.75% tax is imposed for reports due in 2021 on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs. Taxable entities include most entities that provide owners with limited liability protection, including trusts. There are certain exemptions from the franchise tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below and entities with total revenues below a specified threshold.

Under the Texas franchise tax, “passive entities” include trusts that meet the following requirements: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, and net gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent and certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for the Texas franchise tax. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Thus, the Trust anticipates that it will be a passive entity in the tax year ending in 2021. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will continue to qualify as a passive entity that is not subject to the Texas franchise tax.

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons.

In the event the Trust does not qualify as a passive entity, it would not be required to pay any tax and is not considered to owe any Texas franchise tax for any period in which its annualized total revenue is less than or equal to a certain threshold. For reports due on or after January 1, 2021 and before January 1, 2022, this no tax due threshold is $1,180,000.

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

Date: September 24, 2021	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Simmons Bank, in its capacity as trustee of Marine
Petroleum Trust and not in its individual capacity or
otherwise

Dated: September 24, 2021	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)