Form 10-Q
period 2021-09-30
MARINE PETROLEUM TRUST
filed 2021-11-15
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of November 1, 2021, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2021 and June 30, 2021

	September 30, 2021	June 30, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$976,612	$902,023
Producing oil and natural gas properties	7	7

Total assets	$976,619	$902,030

LIABILITIES AND TRUST CORPUS
Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$976,619	$902,030

	$976,619	$902,030

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Income:
Oil and natural gas royalties	$229,240	$53,639
Oil and natural gas royalties from affiliate	—	—
Interest and dividend income	55	102

Total income	229,295	53,741
Expenses:
General and administrative	26,083	20,714

Distributable income before federal income taxes	203,212	33,027
Federal income taxes of subsidiary	—	—

Distributable income	$203,212	$33,027

Distributable income per unit	$0.10	$0.02

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended September 30,
	2021	2020
Trust corpus, beginning of period	$902,030	$936,552
Distributable income	203,212	33,027
Distributions to unitholders	(128,623)	(89,033)

Trust corpus, end of period	$976,619	$880,546

Distributions per unit	$0.06	$0.04

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. The financial statements included herein are unaudited, but in the opinion of Simmons Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2022.

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended September 30, 2021 was $55,000.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At September 30, 2021 and 2020, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Income	$—	$—

Expenses	20,926	5,068

Distributable (loss) before Federal income taxes	(20,926)	(5,068)
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable (loss)	$(20,926)	$(5,068)

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

Note 5. Subsequent Events

On November 4, 2021, the Trustee announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the Unit holders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the trust agreement of the Trust and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee.

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

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended September 30, 2021 on leases in which Marine has an interest. As of November 1, 2021, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

Marine holds an overriding royalty interest that is equal to three-fourths of one percent of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 55 leases covering 199,868 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that the Interest Owners may acquire. The Trust also owns a 32.6% interest in Tidelands. As a result of this ownership, the Trust has the right to receive periodic distributions from Tidelands to the extent Tidelands makes distributions to its unitholders. The four leases covering an aggregate of 17,188 gross acres in which Tidelands owned interests are no longer producing and are not expected to produce in the future. Therefore, such acreage is not included in Marine’s acreage in this report. The term of Tidelands expired earlier in 2021, and Tidelands is currently in the process of winding up. Accordingly, we do not expect to receive any income from distributions from Tidelands in future quarters from the leases.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2021. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended September 30, 2021, the Trust realized approximately 91% of its royalty income from the sale of oil and approximately 9% of its royalty income from the sale of natural gas. During the three months ended September 30, 2020, the Trust realized approximately 93% of its royalty income from the sale of oil and approximately 7% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended September 30, 2021 was $0.10 as compared to $0.02 for the comparable period in 2020. Distributions per unit amounted to $0.06 per unit for the three months ended September 30, 2021, an increase from distributions of $0.04 per unit for the comparable period in 2020. During the three months ended September 30, 2021, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the three months ended September 30, 2021, oil production increased to 3,241 barrels (bbls) from 2,148 bbls and natural gas production increased to 3,808 thousand cubic feet (mcf) due to prior period adjustments from 2,154 mcf as compared to the comparable period in 2020. For the three months ended September 30, 2021, the average price realized for oil increased to $64.40 per bbl as compared to the price of $23.19 realized for the comparable period in 2020 and the average price realized for natural gas (net of expenses) increased to $5.39 per mcf as compared to the average price of $1.78 realized for the comparable period in 2020.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
June 30, 2020	4,466	5,529	$0.09	$0.10
September 30, 2020	2,148	2,154	$0.02	$0.04
December 31, 2020	2,512	1,965	$0.00	$0.01
March 31, 2021	1,965	1,428	$0.01	$0.02
June 30, 2021	2,460	2,992	$0.05	$0.06
September 30, 2021	3,241	3,808	$0.10	$0.06

(1)	Excludes the Trust’s interest in Tidelands.

Results of Operations—Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Income from oil and natural gas royalties, increased to $229,240 during the three months ended September 30, 2021 from $53,639 realized for the comparable period in 2020. Royalties increased for the three months ended September 30, 2021 as compared to the comparable period in 2020 primarily due to an increase in production of oil and gas, and also by a sharp increase in pricing of oil and gas.

Distributable income increased to $203,212 for the three months ended September 30, 2021 from $33,027 realized for the comparable period in 2020.

Income from oil royalties, for the three months ended September 30, 2021 increased to $208,729 from $49,795 realized for the comparable period in 2020. The volume of oil sold in the three months ended September 30, 2021 increased to 3,241 bbls from 2,148 bbls realized for the comparable period in 2020, and the average price realized for oil increased to $64.40 per bbl for the three months ended September 30, 2021 from $23.19 per bbl realized for the comparable period in 2020.

Income from natural gas royalties (net of expenses), for the three months ended September 30, 2021 increased to $20,511 from $3,844 for the comparable period in 2020. The volume of natural gas sold in the three months ended September 30, 2021 increased to 3,808 mcf due to prior period adjustments from 2,154 mcf realized for the comparable period in 2020, and the average price realized for natural gas (net of expenses) increased to $5.39 per mcf for the three months ended September 30, 2021 from $1.78 per mcf realized for the comparable period in 2020.

We did not receive any income from distributions from Tidelands for the three months ended September 30, 2021 and 2020. The term of Tidelands expired earlier in 2021, and Tidelands is currently in the process of winding up. Accordingly, we do not expect to receive any income from distributions from Tidelands in future quarters from the leases.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2021, and those realized for the comparable period in 2020.

	Three Months Ended September 30,
	2021	2020
	(unaudited)
Oil
Bbls sold	3,241	2,148
Average price	$64.40	$23.19
Natural gas
Mcf sold	3,808	2,154
Average price, net of expenses	$5.39	$1.78

General and administrative expenses increased to $26,083 for the three months ended September 30, 2021 from $20,714 for the comparable period of 2020, primarily due to timing of payment of expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; the impact of COVID-19 on future production and distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Marine’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the fiscal year ended June 30, 2021.

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

As of September 30, 2021, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June  30, 2021.

Item 6. Exhibits

The following exhibits are included herein:

31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST Simmons Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

November 15, 2021	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President