Form 10-Q
period 2021-12-31
MARINE PETROLEUM TRUST
filed 2022-02-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Yes  ☐            No  ☒

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of February 1, 2022, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2021 and June 30, 2021

ASSETS

	December 31, 2021	June 30, 2021
	(Unaudited)
Current assets:
Cash and cash equivalents	$944,570	$902,023
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7

Total assets	$944,577	$902,030

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$944,577	$902,030

	$944,577	$902,030

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2021 and 2020

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Income:
Oil and natural gas royalties	$264,692	$101,545	$493,932	$155,185
Oil and natural gas royalties from affiliate	—	—	—	—
Interest and dividend income	15	—	70	102

Total income	264,707	101,545	494,002	155,287

Expenses:
General and administrative	83,263	96,583	109,346	117,298

Distributable income before federal income taxes	181,444	4,962	384,656	37,989
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$181,444	$4,962	$384,656	$37,989

Distributable income per unit	$0.09	$0.00	$0.19	$0.02

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2021 and 2020

(Unaudited)

	Six Months Ended December 31,
	2021	2020

Trust corpus, beginning of period	$902,030	$936,552
Distributable income	384,656	37,989
Distributions to unitholders	(342,109)	(103,389)

Trust corpus, end of period	$944,577	$871,152

Distributions per unit	$0.17	$0.05

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended December 31, 2021 and 2020

(Unaudited)

	Three Months Ended December 31,
	2021	2020

Trust corpus, beginning of period	$976,619	$880,546
Distributable income	181,444	4,962
Distributions to unitholders	(213,486)	(14,356)

Trust corpus, end of period	$944,577	$871,152

Distributions per unit	$0.11	$0.01

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended December 31, 2021 was $50,000.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At December 31, 2021 and 2020, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Income	$0	$0	$0	$0

Expenses	24,115	27,826	4,774	9,842

Distributable (loss) before Federal income taxes	(24,115)	(27,826)	(4,774)	(9,842)
Federal income taxes of Tidelands’ subsidiary	—	—	—	—

Distributable (loss)	$(24,115)	$(27,826)	$(4,774)	$(9,842)

Tidelands was a reporting company under the Securities Exchange Act of 1934, as amended. On March 8, 2019, Tidelands terminated the registration of its units under Section 12(g) of the Exchange Act, and suspended its reporting obligations under Section 13(a) of the Exchange Act. As of that date, Tidelands’ obligations to file certain reports with the SEC, including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, were automatically and immediately suspended. The last distribution Marine received from Tidelands was in the fourth quarter of 2018. The term of Tidelands expired in 2021. Tidelands is currently in the process of winding up and has declared January 31, 2022 as the record date for the final distribution of $0.205883 per unit, which is expected to be paid on February 14, 2022.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank became corporate trustee of the Trust (the “Trustee”) as a result of a merger between Simmons Bank and Southwest Bank, the former corporate Trustee of the Trust. On November 4, 2021, Simmons Bank, announced that it had entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the unitholders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the Trust’s Indenture (the “Indenture”) and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee. The Indenture provides that the term of the Trust will expire on June 1, 2041, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended December 31, 2021 on leases in which Marine has an interest. As of February 1, 2022, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

Marine holds an overriding royalty interest that is equal to three-fourths of one percent of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 55 leases covering 199,868 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that the Interest Owners may acquire. The Trust also owns a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”). As a result of this ownership, the Trust has the right to receive periodic distributions from Tidelands to the extent Tidelands makes distributions to its unitholders. The term of Tidelands expired in 2021. Tidelands is currently in the process of winding up and has declared January 31, 2022 as the record date for the final distribution of $0.205883 per unit, which is expected to be paid on February 14, 2022. Accordingly, after the distribution is received, we do not expect any other income from Tidelands.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and six months ended December 31, 2021. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the six months ended December 31, 2021, the Trust realized approximately 93% of its royalty income from the sale of oil and approximately 7% of its royalty income from the sale of natural gas. During the six months ended December 31, 2020, the Trust realized approximately 95% of its royalty income from the sale of oil and approximately 5% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended December 31, 2021 was $0.19 as compared to $0.02 for the comparable period in 2020. Distributions per unit amounted to $0.17 per unit for the six months ended December 31, 2021, an increase from distributions of $0.05 per unit for the comparable period in 2020. During the six months ended December 31, 2021, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the six months ended December 31, 2021, oil production increased to 6,917 barrels (bbls) from 4,659 bbls and natural gas production increased to 6,775 thousand cubic feet (mcf) from 4,118 mcf as compared to the comparable period in 2020. For the six months ended December 31, 2021, the average price realized for oil increased to $66.06 per bbl as compared to the price of $31.70 realized for the comparable period in 2020 and the average price realized for natural gas (net of expenses) increased to $5.46 per mcf as compared to the average price of $1.82 realized for the comparable period in 2020.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2020	2,148	2,154	$0.02	$0.04
December 31, 2020	2,512	1,965	$0.00	$0.01
March 31, 2021	1,965	1,428	$0.01	$0.02
June 30, 2021	2,460	2,992	$0.05	$0.06
September 30, 2021	3,241	3,808	$0.10	$0.06
December 31, 2021	3,676	2,967	$0.09	$0.11

Results of Operations—Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Income from oil and natural gas royalties, increased to $264,692 during the three months ended December 31, 2021 from $101,545 realized for the comparable period in 2020. Royalties increased for the three months ended December 31, 2021 as compared to the comparable period in 2020 primarily due to an increase in production of oil and gas, and also by a sharp increase in pricing of oil and gas.

Distributable income increased to $181,444 for the three months ended December 31, 2021 from $4,962 realized for the comparable period in 2020.

Income from oil royalties, for the three months ended December 31, 2021 increased to $248,187 from $97,903 realized for the comparable period in 2020. The volume of oil sold in the three months ended December 31, 2021 increased to 3,676 bbls from 2,512 bbls realized for the comparable period in 2020, and the average price realized for oil increased to $67.52 per bbl for the three months ended December 31, 2021 from $38.98 per bbl realized for the comparable period in 2020.

Income from natural gas royalties (net of expenses), for the three months ended December 31, 2021 increased to $16,505 from $3,642 for the comparable period in 2020. The volume of natural gas sold in the three months ended

December 31, 2021 increased to 2,967 mcf from 1,965 mcf realized for the comparable period in 2020, and the average price realized for natural gas (net of expenses) increased to $5.56 per mcf for the three months ended December 31, 2021 from $1.85 per mcf realized for the comparable period in 2020.

We did not receive any income from distributions from Tidelands for the three months ended December 31, 2021 and 2020.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2021, and those realized for the comparable period in 2020.

	Three Months Ended December 31,
	2021	2020
	(unaudited)
Oil
Bbls sold	3,676	2,512
Average price	$67.52	$38.98

Natural gas
Mcf sold	2,967	1,965
Average price, net of expenses	$5.56	$1.85

General and administrative expenses decreased to $83,263 for the three months ended December 31, 2021 from $96,583 for the comparable period of 2020, primarily due to lower professional and printing costs.

Results of Operations—Six Months Ended December 31, 2021 Compared to the Six Months Ended December 31, 2020

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, increased to $493,932 during the six months ended December 31, 2021 from $155,185 realized for the comparable period in 2020. Royalties increased for the six months ended December 31, 2021 primarily due to an increase in the price and production of oil as well as an increase in the price and production of natural gas.

Distributable income increased to $384,656 for the six months ended December 31, 2021 from $37,989 realized for the comparable period in 2020.

Income from oil royalties for the six months ended December 31, 2021 increased to $456,916 from $147,699 realized for the comparable period in 2020. The volume of oil sold in the six months ended December 31, 2021 increased to 6,917 bbls from 4,659 bbls realized for the comparable period in 2020, and the average price realized for oil increased to $66.06 per bbl for the six months ended December 31, 2021 from $31.70 per bbl realized for the comparable period in 2020.

Income from natural gas royalties (net of expenses) for the six months ended December 31, 2021 increased to $37,016 from $7,487 for the comparable period in 2020. The volume of natural gas sold in the six months ended December 31, 2021 increased to 6,775 mcf from 4,118 mcf realized for the comparable period in 2020, and the average price realized for natural gas (net of expenses) increased to $5.46 per mcf for the six months ended December 31, 2021 from $1.82 per mcf realized for the comparable period in 2020.

We did not receive any income from distributions from Tidelands for the six months ended December 31, 2021 and 2020.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2021, and those realized for the comparable period in 2020, excluding the Trust’s interest in Tidelands.

	Six Months Ended December 31,
	2021	2020
	(unaudited)
Oil
Bbls sold	6,917	4,659
Average price	$66.06	$31.70

Natural gas
Mcf sold	6,775	4,118
Average price, net of expenses	$5.46	$1.82

General and administrative expenses decreased to $109,346 for the six months ended December 31, 2021 from $117,298 for the comparable period of 2020, primarily due to lower professional and printing costs.

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

As of December 31, 2021, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Simmons Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

February 14, 2022	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President