Form 10-Q
period 2022-03-31
MARINE PETROLEUM TRUST
filed 2022-05-16
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 1, 2022, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2022 and June 30, 2021

ASSETS

	March 31, 2022	June 30, 2021
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,115,737	$902,023
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7

Total assets	$1,115,744	$902,030

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,115,744	$902,030

	$1,115,744	$902,030

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Income:
Oil and natural gas royalties	$371,382	$82,501	$865,314	$237,686
Oil and natural gas royalties from affiliate	93,134	—	93,134	—
Interest and dividend income (loss)	(183)	82	(113)	183

Total income	464,333	82,853	958,335	237,869
Expenses:
General and administrative	78,196	71,343	187,542	188,640

Distributable income before federal income taxes	386,137	11,241	770,793	49,229
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$386,137	$11,241	$770,793	$49,229

Distributable income per unit	$0.19	$0.01	$0.39	$0.02

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2022 and 2021

(Unaudited)

	Nine Months Ended March 31,
	2022	2021
Trust corpus, beginning of period	$902,030	$936,552
Distributable income	770,793	49,229
Distributions to unitholders	(557,079)	(139,647)

Trust corpus, end of period	$1,115,744	$846,134

Distributions per unit	$0.28	$0.07

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Trust corpus, beginning of period	$944,577	$871,152
Distributable income	386,137	11,241
Distributions to unitholders	(214,970)	(36,259)

Trust corpus, end of period	$1,115,744	$846,134

Distributions per unit	$0.11	$0.02

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended March 31, 2022 was $86,500.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2022 and 2021, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands. The final distribution from Tidelands was $93,134 and was received in February 2022.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Income	$—	$—	$18	$18

Expenses	—	27,826	3,697	13,539

Distributable (loss) before Federal income taxes	—	(27,826)	(3,679)	(13,521)
Federal income taxes of Tidelands’ subsidiary	—	—	—	—

Distributable (loss)	$—	$(27,826)	$(3,679)	$(13,521)

Tidelands was a reporting company under the Securities Exchange Act of 1934, as amended. On March 8, 2019, Tidelands terminated the registration of its units under Section 12(g) of the Exchange Act, and suspended its reporting obligations under Section 13(a) of the Exchange Act. As of that date, Tidelands’ obligations to file certain reports with the SEC, including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, were automatically and immediately suspended. The last regular distribution Marine received from Tidelands was in the fourth quarter of 2018. The term of Tidelands expired in 2021. Tidelands has been wound up and declared January  31, 2022 as the record date for the final distribution which was paid in February 2022.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank became corporate trustee of the Trust (the “Trustee”) as a result of a merger between Simmons Bank and Southwest Bank, the former corporate Trustee of the Trust. On November 4, 2021, Simmons Bank, announced that it had entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust and will nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the unitholders of the Trust and of certain other trusts of which Simmons Bank acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the Trust’s Indenture (the “Indenture”) and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee. On March 21, 2022, the unitholders of the Trust, by way of written consent, voted (i) to approve the appointment of Argent as successor trustee to serve as trustee of the Trust once the resignation of Simmons Bank takes effect and (ii) to not approve an amendment to the Indenture to permit a national bank or trust company having its principal office in the United States and having an unimpaired capital and surplus of at least $3,000,000.00 to serve as trustee of the Trust. Therefore, Argent has not taken over as successor trustee. The Indenture provides that the term of the Trust will expire on June 1, 2041, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•	political conditions in major oil producing regions, especially in the Middle East and Russia;

•	worldwide economic conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended March 31, 2022 on leases in which Marine has an interest. As of May 1, 2022, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and nine months ended March 31, 2022. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended March 31, 2022, the Trust realized approximately 93% of its royalty income from the sale of oil and approximately 7% of its royalty income from the sale of natural gas. During the nine months ended March 31, 2021, the Trust realized approximately 95% of its royalty income from the sale of oil and approximately 5% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the nine months ended March 31, 2022 was $0.39 as compared to $0.02 for the comparable period in 2021. Distributions per unit amounted to $0.28 per unit for the nine months ended March 31, 2022, an increase from distributions of $0.07 per unit for the comparable period in 2021. During the nine months ended March 31, 2022, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the nine months ended March 31, 2022, oil production increased to 11,635 barrels (bbls) from 6,624 bbls and natural gas production increased to 10,457 thousand cubic feet (mcf) from 5,546 mcf as compared to the comparable period in 2021. For the nine months ended March 31, 2022, the average price realized for oil increased to $69.30 per bbl as compared to the price of $34.14 realized for the comparable period in 2021 and the average price realized for natural gas (net of expenses) increased to $5.65 per mcf as compared to the average price of $2.08 realized for the comparable period in 2021.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
December 31, 2020	2,512	1,965	$0.00	$0.01
March 31, 2021	1,965	1,428	$0.01	$0.02
June 30, 2021	2,460	2,992	$0.05	$0.06
September 30, 2021	3,241	3,808	$0.10	$0.06
December 31, 2021	3,676	2,967	$0.09	$0.11
March 31, 2022	4,718	3,681	$0.19	$0.11

Results of Operations—Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Income from oil and natural gas royalties, increased to $371,382 during the three months ended March 31, 2022 from $82,501 realized for the comparable period in 2021. Royalties increased for the three months ended March 31, 2022 as compared to the comparable period in 2021 primarily due to an increase in production of oil and natural gas, and also by a sharp increase in pricing of oil and natural gas.

Distributable income increased to $386,138 for the three months ended March 31, 2022 from $11,241 realized for the comparable period in 2021.

Income from oil royalties, for the three months ended March 31, 2022 increased to $349,357 from $78,468 realized for the comparable period in 2021. The volume of oil sold in the three months ended March 31, 2022 increased to 4,718 bbls from 1,965 bbls realized for the comparable period in 2021, and the average price realized for oil increased to $74.05 per bbl for the three months ended March 31, 2022 from $39.94 per bbl realized for the comparable period in 2021.

Income from natural gas royalties (net of expenses), for the three months ended March 31, 2022 increased to $22,025 from $4,033 for the comparable period in 2021. The volume of natural gas sold in the three months ended March 31, 2022 increased to 3,681 mcf from 1,428 mcf realized for the comparable period in 2021, and the average price realized for natural gas (net of expenses) increased to $5.98 per mcf for the three months ended March 31, 2022 from $2.82 per mcf realized for the comparable period in 2021.

We received $93,134 as a final distribution from Tidelands for the three months ended March 31, 2022. We did not receive any income from distributions from Tidelands for the three months ended March 31, 2021.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2022, and those realized for the comparable period in 2021.

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Oil
Bbls sold	4,718	1,965
Average price	$74.05	$39.94
Natural gas
Mcf sold	3,681	1,428
Average price, net of expenses	$5.98	$2.82

General and administrative expenses increased to $78,196 for the three months ended March 31, 2022 from $71,343 for the comparable period of 2021, primarily due to timing of payment of expenses.

Results of Operations—Nine Months Ended March 31, 2022 Compared to the Nine Months Ended March 31, 2021

Income from oil and natural gas royalties, excluding the Trust’s interest in Tidelands, increased to $865,314 during the nine months ended March 31, 2022 from $237,686 realized for the comparable period in 2021. Royalties increased for the nine months ended March 31, 2022 primarily due to an increase in the price and production of oil and natural gas, as compared to the comparable period in 2021.

Distributable income increased to $770,793 for the nine months ended March 31, 2022 from $49,229 realized for the comparable period in 2021.

Income from oil royalties for the nine months ended March 31, 2022 increased to $806,273 from $226,167 realized for the comparable period in 2021. The volume of oil sold in the nine months ended March 31, 2022 increased to 11,635 bbls from 6,624 bbls realized for the comparable period in 2021, and the average price realized for oil increased to $69.30 per bbl for the nine months ended March 31, 2022 from $34.14 per bbl realized for the comparable period in 2021.

Income from natural gas royalties (net of expenses) for the nine months ended March 31, 2022 increased to $59,041 from $11,519 for the comparable period in 2021. The volume of natural gas sold in the nine months ended March 31, 2022 increased to 10,457 mcf from 5,546 mcf realized for the comparable period in 2021, and the average price realized for natural gas (net of expenses) increased to $5.65 per mcf for the nine months ended March 31, 2022 from $2.08 per mcf realized for the comparable period in 2021.

We received $93,134 as a final distribution from Tidelands for the nine months ended March 31, 2022. We did not receive any income from distributions from Tidelands for the nine months ended March 31, 2021.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2022, and those realized for the comparable period in 2021, excluding the Trust’s interest in Tidelands.

	Nine Months Ended March 31,
	2022	2021
	(unaudited)
Oil
Bbls sold	11,635	6,624
Average price	$69.30	$34.14
Natural gas
Mcf sold	10,457	5,546
Average price, net of expenses	$5.65	$2.08

General and administrative expenses decreased to $187,541 for the nine months ended March 31, 2022 from $188,641 for the comparable period of 2021, primarily due to the timing of payment of expenses.

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

As of March 31, 2022, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST Simmons Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

May 16, 2022	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President