Form 10-K
period 2022-06-30
MARINE PETROLEUM TRUST
filed 2022-08-31
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7,700,000. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of August 15, 2022 was 2,000,000.

i

PART I

ITEM 1.	BUSINESS

Organization. Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank became corporate trustee of the Trust (the “Trustee”) as a result of a merger between Simmons Bank and Southwest Bank, the former corporate trustee of the Trust. On November 4, 2021, the Trustee announced that it has entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (“Argent”), pursuant to which the Trustee will be resigning as trustee of the Trust and nominate Argent as successor trustee of the Trust. The Trustee’s resignation as trustee, and Argent’s appointment as successor trustee, are subject to certain conditions set forth in the agreement, including approval by the unitholders of the Trust and certain other trusts of which the Trustee acts as trustee (or a court) of (i) Argent’s appointment as successor trustee and (ii) any amendments to the Trust’s Indenture (as defined below) and the trust agreements and indentures of the other trusts necessary to permit Argent to serve as successor trustee. On March 21, 2022, the unitholders of the Trust, by way of written consent, voted (i) to approve the appointment of Argent as successor trustee to serve as trustee of the Trust once the resignation of the Trustee takes effect and (ii) to not approve an amendment to the Indenture to permit a national bank or trust company having its principal office in the United States and having an unimpaired capital and surplus of at least $3,000,000.00 to serve as trustee of the Trust. Therefore, Argent has not taken over as successor trustee. The indenture under which the Trust was created (the “Indenture”) provides that the term of the Trust will expire on June 1, 2041, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

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

Marine also previously owned a 32.6% interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate Texas trust. Tidelands was a reporting company under the Securities Exchange Act of 1934, as amended. On March 8, 2019, Tidelands terminated the registration of its units under Section 12(g) of the Exchange Act, and suspended its reporting obligations under Section 13(a) of the Exchange Act. As of that date, Tidelands’ obligations to file certain reports with the SEC, including annual, quarterly and current reports on Form 10-K, Form 10-Q and Form 8-K, respectively, were automatically and immediately suspended. The term of Tidelands expired in 2021. Tidelands has been wound up and declared January 31, 2022 as the record date for the final distribution which was paid in February 2022.

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

For the fiscal year ended June 30, 2022, approximately 93% of Marine’s royalty revenues were attributable to the sale of oil and approximately 7% of Marine’s royalty revenues were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2022	2021	2020
Arena Energy, LP	99%	99%	96%
Chevron USA, Inc.	0%	1%	1%
Fieldwood Energy LLC	0%	0%	3%
Walter Oil & Gas Corporation	1%	0%	0%

	100%	100%	100%

In addition, Marine did not have any revenues from its interest in Tidelands for the fiscal years ended June 30, 2021 and 2020. However, Marine received $93,134 as a final distribution from Tidelands during the fiscal year ended June 30, 2022.

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

Although various risk factors and specific cautionary statements are described elsewhere in this Annual Report on Form 10-K, the following is a summary of the principal risks that we believe to be most material to the Trust and to an investment in units of the Trust. The following discussion of risks is not exclusive and is designed to highlight what we believe are the material factors to consider when evaluating its business or an investment in units of the Trust. Additional risks and uncertainties not presently known to us or that we currently deem immaterial could also adversely affect the Trust or an investment in units of the Trust.

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

Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Marine’s control. These factors include, but are not limited to:

•	political conditions worldwide, and in particular, political disruptions, terrorist activities, wars or other armed conflicts in oil producing regions, including the war in Ukraine;

•	worldwide economic conditions;

•	tariffs;

•	weather conditions;

•	technological innovation affecting extraction expenses;

•	the supply and price of domestic and foreign oil and natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities; and

•	the effect of worldwide energy conservation measures.

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

The spread of coronavirus, or COVID-19, and its variants, and the continually changing measures taken to mitigate the impact of the COVID-19 pandemic could have an adverse effect on trust distributions.

The spread of different variants of the COVID-19, or coronavirus, and the continually changing measures taken to mitigate the impact of the COVID-19 pandemic, could have an adverse effect on the demand for oil and natural gas and the business and operations of the operators of the properties, which in turn could have an adverse effect on trust distributions.

Demand for oil and natural gas, and the business and operations of the operators of the properties could be adversely impacted by the COVID-19 pandemic and measures being taken to mitigate its impact. The extent of the impact of the coronavirus pandemic and government responses on domestic sales of crude oil and natural gas remains unknown and is constantly evolving. During 2020 and part of 2021, the industry experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, were negatively impacted as economic activity was curtailed in response to the COVID-19 pandemic. Official restrictions on non-

essential activities, including “shelter in place” and “stay at home” orders, were introduced throughout the U.S. and the world, which impacted operators’ production activities and the reintroduction of and length of time such renewed measures are in place may further adversely affect Trust distributions. At this time, the full extent to which COVID-19 (including the emergence of different COVID-19 variants) will negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events will most likely have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

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

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2022, two working interest owners accounted for 100% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2022 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to reduce distributions by the amount required to satisfy and pay the Trust’s franchise tax liability for the years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years in which the Trust fails to qualify for an exemption and has total revenues in excess of $1,000,000 (subject to adjustment pursuant to Texas Tax Code section 171.006).

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

Reserves. As indicated above, Marine is not engaged in the exploration or production of oil or natural gas. Marine’s income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of Mexico. Marine does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable to such working interests (nor the present value of future net cash flows from such reserves), and Marine is not entitled to receive such data from the owners of the working interests from which its interests are derived. See also “– Difficulty in Obtaining Certain Data.” Since Marine does not have access to this reserve information, Marine is unable to compute the standardized measure of discounted future net cash flows attributable to such working interests.

Marine did not file any reports during the fiscal year ended June 30, 2022 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2022	2021	2020
Net quantities sold:
Oil (in barrels (“bbls”))	16,096	9,085	12,628
Natural gas (in thousands of cubic feet (“mcf”))	15,221	8,539	33,639

Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$78.23	$39.93	$54.79
Natural gas, net of expenses (per mcf) (1)	$5.86	$2.80	$2.44

(1)	The average sales price is calculated from data provided by the operators.

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

Drilling Activity. During each of the fiscal years 2022, 2021 and 2020, there were no wells drilled or recompleted in which Marine has an interest.

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. As of June 30, 2022, Marine had an overriding royalty interest in 55 different oil and natural gas leases covering an aggregate of 199,868 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

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

Present Activities. As of June 30, 2022, public records indicated that no wells were being drilled, re-drilled or worked over on tracts in which Marine has an interest. Additionally, public records indicated that operators had not designated any locations for additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

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

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On August 15, 2022, these outstanding units of record were held by 203 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2022.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $41,500 for the distribution paid on June 28, 2022. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date less reserves for future expenses.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2022.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2022 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Simmons Bank, 2911 Turtle Creek Blvd., Suite 850, Dallas, Texas, 75219.

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2022 distribution of $0.20 per unit increased from the March 2022 distribution of $0.11 per unit. As disclosed in a press release dated August 19, 2022, the September 2022 distribution of $0.26 per unit will be an increase from the June 2022 distribution of $0.20 per unit.

Marine’s distributable income for fiscal 2022 amounted to $1,204,193, or $0.60 per unit, as compared to $161,580, or $0.08 per unit, in fiscal 2021, and $574,110, or $0.29 per unit, in fiscal 2020. Distributions to unitholders are calculated and paid out net of reserve for future expenses, which are estimated by the Trustee on a quarterly basis.

There was no income from the Trust’s interest in Tidelands for fiscal years 2021 and 2020. However, Marine received $93,134 as a final distribution from Tidelands during the fiscal year ended June 30, 2022.

The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2022	2021	2020
Wells Drilled or Recompleted (Gross)	—	—	—
Active Wells (Gross)	201	201	201

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal 2022, 2021 and 2020.

	Fiscal Year Ended June 30,
	2022	2021	2020
Income from:
Oil royalties	$1,259,133	$362,751	$691,915
Natural gas royalties	$89,121	$23,905	$81,913

Totals	$1,348,254	$386,656	$773,828
Net quantities sold:
Oil (bbls)	16,096	9,085	12,628
Natural gas (mcf)	15,221	8,539	33,639
Average price:
Oil (per bbl) (1)	$78.23	$39.93	$54.79
Natural gas, net of expenses (per mcf) (1)	$5.86	$2.80	$2.44

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2022 Compared to Fiscal Year 2021. During fiscal 2022, Marine received approximately 93% of its royalty income from the sale of oil and 7% of its royalty income from the sale of natural gas, as compared to approximately 94% of its royalty income from the sale of oil and 6% of its royalty income from the sale of natural gas in fiscal year 2021. Income from oil and natural gas royalties in fiscal 2022 increased approximately 249% from fiscal 2021, primarily due to an increase in prices realized for oil and natural gas in addition to an increase in production of oil and natural gas resulting from an opening up of production.

Revenue from oil royalties amounted to $1,259,133 in fiscal 2022, an increase from the $362,751 realized in fiscal 2021. The average price realized for a barrel of oil increased to $78.23 in fiscal 2022 from the $39.93 realized in fiscal 2021. In fiscal 2022, oil production increased to 16,096 bbls from the 9,085 bbls produced in fiscal 2021.

Revenue from natural gas royalties amounted to $89,121 in fiscal 2022, an increase from the $23,905 realized in fiscal 2021. In fiscal 2022, the average price per mcf of natural gas increased to $5.86 from the $2.80 realized in fiscal 2021. In fiscal 2022, natural gas production increased to 15,221 mcf from the 8,539 mcf produced in fiscal 2021.

General and administrative expenses for fiscal 2022 amounted to $237,747, an increase from the $225,237 recorded in fiscal 2021, due to an increase in professional fees, investor fees and printing expenses.

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

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2022, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2022. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation (1)
Simmons Bank, Trustee	2022	$28,000
Simmons Bank, Trustee	2021	$28,000
Simmons Bank, Trustee	2020	$28,000

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of August 15, 2022, based solely on the Trust’s review of information filed with the SEC and information provided by such persons:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Robert H. Paslay 1007 Gasserway Circle Brentwood, TN 37027	213,837 units	10.7%
Patricia Martin 110 Woodbine Place Missoula, MT 59803	174,529 units	8.7%

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2022. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2022 and 2021 were as follows:

	2022	2021
Audit Fees	$50,630	$50,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

As referenced in “Item 10. Directors, Executive Officers and Corporate Governance” above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to its independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements – see “Item 8. Financial Statements and Supplementary Data” above.

(b) Exhibits:

4.1	Indenture, as amended on November 16, 2020, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Quarterly Report on Form 10-Q of Marine for the quarter ended September 30, 2020 (File No. 000-08565), and incorporated by reference herein.

4.2	Description of Securities, filed as Exhibit 4.2 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2021 (File No. 000-08565), and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002 (File No. 000-08565), and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(c)    Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of

Marine Petroleum Trust and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2022 and 2021, and the related consolidated statements of distributable income and changes in trust corpus for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of June 30, 2022 and 2021, and the distributable income and changes in trust corpus for each of the two years in the period ended June 30, 2022, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Dallas, Texas

August 31, 2022

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2022 and 2021

	June 30, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$1,154,136	$902,023
Federal income taxes refundable	—	—
Producing oil and gas properties	7	7

Total assets	$1,154,143	$902,030

Liabilities and Trust Corpus
Current liabilities:
Federal income taxes payable	—	—

Total current liabilities	$—	$—

Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	1,154,143	902,030

	$1,154,143	$902,030

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2022	2021
Income:
Oil and natural gas royalties	$1,348,254	$386,656
Oil and natural gas royalties from affiliate	93,134	—
Interest and other income	552	161

Total income	$1,441,940	$386,817

Expenses:
General and administrative	237,747	225,237

Distributable income before Federal income taxes	1,204,193	161,580
Federal income taxes of subsidiary	—	—

Distributable income	$1,204,193	$161,580

Distributable income per unit	$0.60	$0.08

Units outstanding	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2022	2021
Trust corpus, beginning of year	$902,030	$936,552
Distributable income	1,204,193	161,580
Distributions to unitholders	(952,080)	(196,102)

Trust corpus, end of year	$1,154,143	$902,030

Distributions per unit	$0.48	$0.10

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

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 2, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2022, the Trust’s tax years 2017 through 2021 remain subject to examination.

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

Marine had cash and cash equivalents of $1,154,136 and $902,023 at June 30, 2022 and 2021, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h)    Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2022	2021	2020
Arena Energy, LP	99%	99%	96%
Chevron USA, Inc.	0%	1%	1%
Fieldwood Energy LLC	0%	0%	3%
Walter Oil & Gas Corporation	1%	0%	0%

	100%	100%	100%

(2)	Basis of Accounting

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

At June 30, 2021, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”), which entity was wound up prior to June 30, 2022. The 452,366 units owned by the Trust had a market value of $194,517 at June 30, 2021, based on the closing price of Tideland’s units on the OTC Pink marketplace on such date. Due to Tidelands being wound up prior to June 30, 2022, there was no market underlying the 452,366 units owned by the Trust on June 30, 2022. However, expenses and fees to be reimbursed to the Trustee does exist as a payable of $154,196 as of June 30, 2022.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2022	June 30, 2021
Assets
Current assets:
Cash and cash equivalents	$154,196	$469,439
Oil, natural gas and other mineral properties	—	2

Total assets	$154,196	$469,411

Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	$—	$—
Other payable	$154,196	$102,794
Federal income taxes payable	$—	$—

Total current liabilities	$154,196	$102,794

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$—	$366,647

	$154,196	$469,441

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2022	2021	2020
Income	$—	$—	$5,872
Expenses	27,826	27,042	23,265

Distributable income before Federal income taxes	(27,826)	(27,042)	(17,393)
Federal income taxes of Tidelands’ subsidiary	—	—	—

Distributable income	$(27,826)	$(27,042)	$(17,393)

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

The following quarterly financial information for fiscal years 2022 and 2021 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Income	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2020	$53,741	$20,714	$33,027	$0.02
December 31, 2020	101,545	96,583	4,962	0.00
March 31, 2021	82,853	71,343	11,510	0.01
June 30, 2021	148,678	36,597	112,081	0.06

	$386,817	$225,237	$161,580	$0.08

Quarter ended:
September 30, 2021	$229,295	$26,083	$203,212	$0.10
December 31, 2021	264,707	83,263	181,444	0.09
March 31, 2022	464,333	78,196	386,137	0.19
June 30, 2022	483,605	50,205	433,400	0.22

	$1,441,940	$237,747	$1,204,193	$0.60

(5)	Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2022	2021	2020
Marine:
Oil (bbls)	16,096	9,085	12,628

Gas (mcf)	15,221	8,539	33,639

Tidelands:
Oil (bbls)	0	0	0

Gas (mcf)	0	0	0

(6)	Texas Franchise Tax

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Texas. Under the Texas franchise tax, a 0.75% tax is imposed for reports due in 2022 on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs. Taxable entities include most entities that provide owners with limited liability protection, including trusts. There are certain exemptions from the franchise tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below and entities with total revenues below a specified threshold.

Under the Texas franchise tax, “passive entities” include trusts that meet the following requirements: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, and net gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent and certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for the Texas franchise tax. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Thus, the Trust anticipates that it will be a passive entity in the tax year ending in 2022. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will continue to qualify as a passive entity that is not subject to the Texas franchise tax.

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons.

In the event the Trust does not qualify as a passive entity, it would not be required to pay any tax and is not considered to owe any Texas franchise tax for any period in which its annualized total revenue is less than or equal to a certain threshold. For reports due on or after January 1, 2022 and before January 1, 2024, this no tax due threshold is $1,230,000.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST (Registrant) Simmons Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: August 31, 2022	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Simmons Bank, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: August 31, 2022	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)