Form 10-Q
period 2022-09-30
MARINE PETROLEUM TRUST
filed 2022-11-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes  ☐            No  ☒

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of November 1, 2022, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2022 and June 30, 2022

ASSETS

	September 30, 2022	June 30, 2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,152,862	$1,154,136
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7

Total assets	$1,152,869	$1,154,143

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,152,869	$1,154,143

	$1,152,869	$1,154,143

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Income:
Oil and natural gas royalties	$595,719	$229,240
Oil and natural gas royalties from affiliate	—	—
Interest and dividend income	4,731	55

Total income	600,450	229,295
Expenses:
General and administrative	78,081	26,082

Distributable income before federal income taxes	522,369	203,213
Federal income taxes of subsidiary	—	—

Distributable income	$522,369	$203,213

Distributable income per unit	$0.26	$0.10

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,
	2022	2021
Trust corpus, beginning of period	$1,154,143	$902,030
Distributable income	522,369	203,213
Distributions to unitholders	(523,643)	(128,623)

Trust corpus, end of period	$1,152,869	$976,619

Distributions per unit	$0.26	$0.06

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. The financial statements included herein are unaudited, but in the opinion of Simmons Bank (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023.

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended September 30, 2022 was $522,369.

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated financial statements of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC, which are retained by and delivered to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate royalty trust, until Tidelands was wrapped up, (iv) dividends paid by MPC, less (v) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities and expenses incurred.

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At September 30, 2021, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands, which entity was wound up prior to June 30, 2022. Due to Tidelands being wound up prior to June 30, 2022, there was no market underlying the 452,366 units owned by the Trust at the time Tidelands was wound up. However, expenses and fees to be reimbursed to the Trustee do exist as a payable of $154,196 as of September 30, 2022.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Income	$—	$—

Expenses	—	20,926

Distributable (loss) before Federal income taxes	—	(20,926)
Federal income taxes of Tidelands’ subsidiary	—	—

Distributable (loss)	$—	$(20,926)

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

On September 23, 2022, upon request of the Trustee, the District Court of Dallas County, Texas, 298th Judicial District approved an order modifying Article VI, Section 8 of the Indenture to substitute “United States” for “State of Texas” so that it permits a successor trustee of the Trust to be a national bank, state bank or trust company having its principal office in the United States and having unimpaired capital and surplus of not less than Three Million Dollars ($3,000,000). The full text of the Indenture, as modified by the court’s order is set forth in Exhibit 4.1 and incorporated by reference herein. The change in Trustee is expected to be effective December 30, 2022.

The Trust’s Indenture provides that the term of the Trust will expire on June 1, 2041, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, these interests were largely held by Chevron Corporation (“Chevron”) and are now predominately held by its assignees, including Arena Energy, LP (collectively with Chevron and its assignees, the “Interest Owners”). The Trust holds title to interests in properties that are situated offshore of Texas.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•	political conditions in major oil producing regions, especially in the Middle East, Russia and Ukraine;

•	worldwide economic conditions;

•	weather conditions;

•	trade barriers;

•	public health concerns;

•	the supply and price of domestic and foreign crude oil or natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.

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

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended September 30, 2022 on leases in which Marine has an interest. As of November 1, 2022, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2022. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended September 30, 2022, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas. During the three months ended September 30, 2021, the Trust realized approximately 91% of its royalty income from the sale of oil and approximately 9% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended September 30, 2022 was $0.26 as compared to $0.10 for the comparable period in 2021. Distributions per unit amounted to $0.26 per unit for the three months ended September 30, 2022, an increase from distributions of $0.06 per unit for the comparable period in 2021. During the three months ended September 30, 2022, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the three months ended September 30, 2022, oil production increased to 5,187 barrels (bbls) from 3,241 bbls and natural gas production increased to 4,417 thousand cubic feet (mcf) from 3,808 mcf as compared to the comparable period in 2021. For the three months ended September 30, 2022, the average price realized for oil increased to $107.70 per bbl as compared to the price of $64.40 realized for the comparable period in 2021 and the average price realized for natural gas (net of expenses) increased to $8.39 per mcf as compared to the average price of $5.39 realized for the comparable period in 2021.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
June 30, 2021	2,460	2,992	$0.05	$0.06
September 30, 2021	3,241	3,808	$0.10	$0.06
December 31, 2021	3,676	2,967	$0.09	$0.11
March 31, 2022	4,718	3,681	$0.19	$0.11
June 30, 2022	4,461	4,764	$0.22	$0.20
September 30, 2022	5,187	4,417	$0.26	$0.26

(1) Excludes the Trust’s interest in Tidelands prior to its being wound up.

Results of Operations—Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Income from oil and natural gas royalties, increased to $595,719 during the three months ended September 30, 2022 from $229,240 realized for the comparable period in 2021. Royalties increased for the three months ended September 30, 2022 as compared to the comparable period in 2021 primarily due to an increase in production of oil and gas, and also by a sharp increase in pricing of oil and gas.

Distributable income increased to $522,369 for the three months ended September 30, 2022 from $203,213 realized for the comparable period in 2021.

Income from oil royalties, for the three months ended September 30, 2022 increased to $558,640 from $208,729 realized for the comparable period in 2021. The volume of oil sold in the three months ended September 30, 2022 increased to 5,187 bbls from 3,241 bbls realized for the comparable period in 2021, and the average price realized for oil increased to $107.70 per bbl for the three months ended September 30, 2022 from $64.40 per bbl realized for the comparable period in 2021.

Income from natural gas royalties (net of expenses), for the three months ended September 30, 2022 increased to $37,079 from $20,511 for the comparable period in 2021. The volume of natural gas sold in the three months ended September 30, 2022 increased to 4,417 mcf from 3,808 mcf realized for the comparable period in 2021, and the average price realized for natural gas (net of expenses) increased to $8.39 per mcf for the three months ended September 30, 2022 from $5.39 per mcf realized for the comparable period in 2021. Prior to June 30, 2022, Tidelands was wound up and allowed to terminate. As a result, Tidelands will no longer make distributions.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2022, and those realized for the comparable period in 2021.

	Three Months Ended September 30,
	2022	2021
	(unaudited)
Oil
Bbls sold	5,187	3,241
Average price	$107.70	$64.40
Natural gas
Mcf sold	4,417	3,808
Average price, net of expenses	$8.39	$5.39

General and administrative expenses increased to $78,081 for the three months ended September 30, 2022 from $26,083 for the comparable period of 2021, primarily due to an increase in professional fees incurred due to the upcoming change in Trustee and timing of payment of professional expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; the impact of COVID-19 on future production and distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Marine’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the fiscal year ended June 30, 2022.

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

As of September 30, 2022, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June  30, 2022.

Item 6. Exhibits

The following exhibits are included herein:

4.1	Indenture, as amended on September 23, 2022, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Current Report on Form 8-K of Marine filed September 28, 2022, and incorporated by reference herein.

31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
Simmons Bank, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

November 14, 2022	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President