Form 10-Q
period 2022-12-31
MARINE PETROLEUM TRUST
filed 2023-02-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Argent Trust Company

2911 Turtle Creek Blvd., Suite 850

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of February 1, 2023, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2022 and June 30, 2022

ASSETS

	December 31, 2022	June 30, 2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,043,057	$1,154,136
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7

Total assets	$1,043,064	$1,154,143

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,043,064	$1,154,143

	$1,043,064	$1,154,143

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2022 and 2021

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Income:
Oil and natural gas royalties	$425,321	$264,692	$1,021,040	$493,932
Oil and natural gas royalties from affiliate	—	—	—	—
Interest and dividend income	9,808	15	14,539	70

Total income	435,129	264,707	1,035,579	494,002
Expenses:
General and administrative	56,160	83,263	134,241	109,346

Distributable income before federal income taxes	378,969	181,444	901,338	384,656
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$378,969	$181,444	$901,338	$384,656

Distributable income per unit	$0.19	$0.09	$0.45	$0.19

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2022 and 2021

(Unaudited)

	Six Months Ended December 31,
	2022	2021
Trust corpus, beginning of period	$1,154,143	$902,030
Distributable income	901,338	384,656
Distributions to unitholders	(1,012,417)	(342,109)

Trust corpus, end of period	$1,043,064	$944,577

Distributions per unit	$0.51	$0.17

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended December 31, 2022 and 2021

(Unaudited)

	Three Months Ended December 31,
	2022	2021
Trust corpus, beginning of period	$1,152,869	$976,619
Distributable income	378,969	181,444
Distributions to unitholders	(488,774)	(213,486)

Trust corpus, end of period	$1,043,064	$944,577

Distributions per unit	$0.24	$0.11

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022. The financial statements included herein are unaudited, but in the opinion of Argent Trust Company (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2023.

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended December 31, 2022 was $109,759.

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated financial statements of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC, which are retained by and delivered to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate royalty trust, until Tidelands was wrapped up (iv) dividends paid by MPC, less (v) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities and expenses incurred.

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At December 31, 2021, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands, which entity was wound up prior to June 30, 2022. Due to Tidelands being wound up prior to June 30, 2022, there was no market underlying the 452,366 units owned by the Trust at the time Tidelands was wound up. A reserve of $154,196 has been established for future reporting and compliance issues that may arise in years to come and will be used for such transactions.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended December 31, 2022	Six Months Ended December 31, 2022	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Income	$—	$—	$—	$—

Expenses	—	—	24,115	27,826

Distributable (loss) before Federal income taxes	—	—	(24,115)	(27,826)
Federal income taxes of Tidelands’ subsidiary	—	—	—	—

Distributable (loss)	$—	$—	$(24,115)	$(27,826)

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

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank became corporate trustee of the Trust (“Simmons”) as a result of a merger between Simmons Bank and Southwest Bank, the former corporate trustee of the Trust. On November 4, 2021, Simmons announced that it had entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (the “Trustee”), pursuant to which Simmons would resign as trustee of the Trust and nominate Argent Trust Company as successor trustee of the Trust. On March 21, 2022, the unitholders of the Trust, by way of written consent, voted (i) to approve the appointment of the Trustee as successor trustee to serve as trustee of the Trust once the resignation of Simmons took effect and (ii) to not approve an amendment to the Indenture to permit a national bank or trust company having its principal office in the United States and having an unimpaired capital and surplus of at least $3,000,000.00 to serve as trustee of the Trust.

On September 23, 2022, upon request of Simmons, the District Court of Dallas County, Texas, 298th Judicial District approved an order modifying Article VI, Section 8 of the Indenture to substitute “United States” for “State of Texas” so that it permits a successor trustee of the Trust to be a national bank, state bank or trust company having its principal office in the United States and having unimpaired capital and surplus of not less than Three Million Dollars ($3,000,000). The full text of the Indenture, as modified by the court’s order is set forth in Exhibit 4.1 and incorporated by reference herein. The change in trustee was effective on December 30, 2022.

The Trust’s Indenture provides that the term of the Trust will expire on June 1, 2041, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of Mexico, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, these interests were largely held by Chevron Corporation (“Chevron”) and are now predominantly held by its assignees, including Arena Energy, LP (collectively with Chevron and its assignees, the “Interest Owners”). The Trust holds title to interests in properties that are situated offshore of Texas.

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

Argent Trust Company

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended December 31, 2022 on leases in which Marine has an interest. As of February 1, 2023, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and six months ended December 31, 2022. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the six months ended December 31, 2022, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas. During the six months ended December 31, 2021, the Trust realized approximately 93% of its royalty income from the sale of oil and approximately 7% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended December 31, 2022 was $0.45 as compared to $0.19 for the comparable period in 2021. Distributions per unit amounted to $0.51 per unit for the six months ended December 31, 2022, an increase from distributions of $0.17 per unit for the comparable period in 2021. During the six months ended December 31, 2022, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the six months ended December 31, 2022, oil production increased to 9,499 barrels (bbls) from 6,917 bbls and natural gas production increased to 7,738 thousand cubic feet (mcf) from 6,775 mcf as compared to the comparable period in 2021. For the six months ended December 31, 2022, the average price realized for oil increased to $100.65 per bbl as compared to the price of $66.06 realized for the comparable period in 2021 and the average price realized for natural gas (net of expenses) increased to $8.40 per mcf as compared to the average price of $5.46 realized for the comparable period in 2021.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2021	3,241	3,808	$0.10	$0.06
December 31, 2021	3,676	2,967	$0.09	$0.11
March 31, 2022	4,718	3,681	$0.19	$0.11
June 30, 2022	4,461	4,764	$0.22	$0.20
September 30, 2022	5,187	4,417	$0.26	$0.26
December 31, 2022	4,311	3,321	$0.19	$0.24

(1) Excludes the Trust’s interest in Tidelands prior to its being wound up.

Results of Operations—Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

Income from oil and natural gas royalties, increased to $425,321 during the three months ended December 31, 2022 from $264,692 realized for the comparable period in 2021. Royalties increased for the three months ended December 31, 2022 as compared to the comparable period in 2021 primarily due to an increase in production of oil and gas, and also by a sharp increase in pricing of oil and gas.

Distributable income increased to $378,969 for the three months ended December 31, 2022 from $181,444 realized for the comparable period in 2021.

Income from oil royalties, for the three months ended December 31, 2022 increased to $397,391 from $248,187 realized for the comparable period in 2021. The volume of oil sold in the three months ended December 31, 2022 increased to 4,311 bbls from 3,676 bbls realized for the comparable period in 2021, and the average price realized for oil increased to $92.18 per bbl for the three months ended December 31, 2022 from $67.52 per bbl realized for the comparable period in 2021.

Income from natural gas royalties (net of expenses), for the three months ended December 31, 2022 increased to $27,931 from $16,505 for the comparable period in 2021. The volume of natural gas sold in the three months ended December 31, 2022 increased to 3,321 mcf from 2,967 mcf realized for the comparable period in 2021, and the average price realized for natural gas (net of expenses) increased to $8.41 per mcf for the three months ended December 31, 2022 from $5.56 per mcf realized for the comparable period in 2021.

Prior to June 30, 2022, Tidelands was wound up and allowed to terminate. As a result, Tidelands will no longer make distributions.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2022, and those realized for the comparable period in 2021.

	Three Months Ended December 31,
	2022	2021
	(unaudited)
Oil
Bbls sold	4,311	3,676
Average price	$92.18	$67.52
Natural gas
Mcf sold	3,321	2,967
Average price, net of expenses	$8.41	$5.56

General and administrative expenses decreased to $56,160 for the three months ended December 31, 2022 from $83,263 for the comparable period of 2021, primarily due to the timing of payment of professional fees.

Results of Operations—Six Months Ended December 31, 2022 Compared to the Six Months Ended December 31, 2021

Income from oil and natural gas royalties increased to $1,021,040 during the six months ended December 31, 2022 from $493,932 realized for the comparable period in 2021. Royalties increased for the six months ended December 31, 2021 primarily due to an increase in the price and production of oil and natural gas.

Distributable income increased to $901,338 for the six months ended December 31, 2022 from $384,656 realized for the comparable period in 2021.

Income from oil royalties for the six months ended December 31, 2022 increased to $956,030 from $456,916 realized for the comparable period in 2021. The volume of oil sold in the six months ended December 31, 2022 increased to 9,499 bbls from 6,917 bbls realized for the comparable period in 2021, and the average price realized for oil increased to $100.65 per bbl for the six months ended December 31, 2022 from $66.06 per bbl realized for the comparable period in 2021.

Income from natural gas royalties (net of expenses) for the six months ended December 31, 2022 increased to $65,010 from $37,016 for the comparable period in 2021. The volume of natural gas sold in the six months ended December 31, 2022 increased to 7,738 mcf from 6,775 mcf realized for the comparable period in 2021, and the average price realized for natural gas (net of expenses) increased to $8.40 per mcf for the six months ended December 31, 2022 from $5.46 per mcf realized for the comparable period in 2021.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2022, and those realized for the comparable period in 2021.

	Six Months Ended December 31,
	2022	2021
	(unaudited)
Oil
Bbls sold	9,499	6,917
Average price	$100.65	$66.06
Natural gas
Mcf sold	7,738	6,775
Average price, net of expenses	$8.40	$5.46

General and administrative expenses increased to $134,241 for the six months ended December 31, 2022 from $109,346 for the comparable period of 2021, primarily due to an increase in professional fees incurred due to the change in Trustee and timing of payment of professional expenses.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Argent Trust Company, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. Marine’s disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure.

As of December 31, 2022, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

February 14, 2023	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President