Form 10-Q
period 2023-03-31
MARINE PETROLEUM TRUST
filed 2023-05-15
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2023 and June 30, 2022

ASSETS

	March 31, 2023	June 30, 2022
	(Unaudited)
Current assets:
Cash and cash equivalents	$940,236	$1,154,136
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7

Total assets	$940,243	$1,154,143

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$940,243	$1,154,143

	$940,243	$1,154,143

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Income:
Oil and natural gas royalties	$288,614	$371,382	$1,309,654	$865,314
Oil and natural gas royalties from affiliate	—	93,134	—	93,134
Interest and dividend income (loss)	11,993	(183)	26,532	(113)

Total income	300,607	464,333	1,336,186	958,335
Expenses:
General and administrative	84,804	78,196	219,045	187,542

Distributable income before federal income taxes	215,803	386,137	1,117,141	770,793
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$215,803	$386,137	$1,117,141	$770,793

Distributable income per unit	$0.11	$0.19	$0.56	$0.39

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2023 and 2022

(Unaudited)

	Nine Months Ended March 31,
	2023	2022
Trust corpus, beginning of period	$1,154,143	$902,030
Distributable income	1,117,141	770,793

Distributions to unitholders	(1,331,041)	(557,079)

Trust corpus, end of period	$940,243	$1,115,744

Distributions per unit	$0.67	$0.28

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Trust corpus, beginning of period	$1,043,064	$944,577
Distributable income	215,803	386,137

Distributions to unitholders	(318,624)	(214,970)

Trust corpus, end of period	$940,243	$1,115,744

Distributions per unit	$0.16	$0.11

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended March 31, 2023 was $68,000.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2022, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands which entity was wound up prior to June 30, 2022. Due to Tidelands being wound up prior to June 30, 2022, there was no market underlying the 452,366 units owned by the Trust at the time Tidelands was wound up. A reserve of $154,196 has been established for future reporting and compliance issues that may arise in years to come and will be used for such transactions.

The following summary financial statements have been derived from the unaudited condensed consolidated financial statements of Tidelands:

TIDELANDS CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Income	$—	$—	$—	$—

Expenses	—	—	—	27,826

Distributable (loss) before Federal income taxes	—	—	—	(27,826)
Federal income taxes of Tidelands’ subsidiary	—	—	—	—

Distributable (loss)	$—	$—	$—	$(27,826)

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended March 31, 2023 on leases in which Marine has an interest. As of May 1, 2023, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and nine months ended March 31, 2023. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended March 31, 2023, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas. During the nine months ended March 31, 2022, the Trust realized approximately 93% of its royalty income from the sale of oil and approximately 7% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the nine months ended March 31, 2023 was $0.56 as compared to $0.39 for the comparable period in 2022. Distributions per unit amounted to $0.67 per unit for the nine months ended March 31, 2023, an increase from distributions of $0.28 per unit for the comparable period in 2022. During the nine months ended March 31, 2023, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the nine months ended March 31, 2023, oil production increased to 12,888 barrels (bbls) from 11,635 bbls and natural gas production decreased to 9,652 thousand cubic feet (mcf) from 10,457 mcf as compared to the comparable period in 2022. For the nine months ended March 31, 2023, the average price realized for oil increased to $95.71 per bbl as compared to the price of $69.30 realized for the comparable period in 2022 and the average price realized for natural gas (net of expenses) increased to $7.89 per mcf as compared to the average price of $5.65 realized for the comparable period in 2022.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities (1)
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
December 31, 2021	3,676	2,967	$0.09	$0.11
March 31, 2022	4,718	3,681	$0.19	$0.11
June 30, 2022	4,461	4,764	$0.22	$0.20
September 30, 2022	5,187	4,417	$0.26	$0.26
December 31, 2022	4,311	3,321	$0.19	$0.24
March 31, 2023	3,390	1,914	$0.11	$0.16

(1) Excludes the Trust’s interest in Tidelands prior to its being wound up.

Results of Operations—Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Income from oil and natural gas royalties, decreased to $288,614 during the three months ended March 31, 2023 from $371,382 realized for the comparable period in 2022. Royalties decreased for the three months ended March 31, 2023 as compared to the comparable period in 2022 primarily due to a decrease in production of oil and gas, partially offset by an increase in the pricing of oil.

Distributable income decreased to $215,803 for the three months ended March 31, 2023 from $386,137 realized for the comparable period in 2022.

Income from oil royalties, for the three months ended March 31, 2023 decreased to $277,476 from $349,357 realized for the comparable period in 2022. The volume of oil sold in the three months ended March 31, 2023 decreased to 3,390 bbls from 4,718 bbls realized for the comparable period in 2022, and the average price realized for oil increased to $81.85 per bbl for the three months ended March 31, 2023 from $74.05 per bbl realized for the comparable period in 2022.

Income from natural gas royalties (net of expenses), for the three months ended March 31, 2023 decreased to $11,138 from $22,025 for the comparable period in 2022. The volume of natural gas sold in the three months ended March 31, 2023 decreased to 1,914 mcf from 3,681 mcf realized for the comparable period in 2022, and the average price realized for natural gas (net of expenses) decreased to $5.82 per mcf for the three months ended March 31, 2023 from $5.98 per mcf realized for the comparable period in 2022.

Prior to June 30, 2022, Tidelands was wound up and allowed to terminate. As a result, Tidelands will no longer make distributions.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2023, and those realized for the comparable period in 2022.

	Three Months Ended March 31,
	2023	2022
	(unaudited)
Oil
Bbls sold	3,390	4,718
Average price	$81.85	$74.05

Natural gas
Mcf sold	1,914	3,681
Average price, net of expenses	$5.82	$5.98

General and administrative expenses increased to $84,804 for the three months ended March 31, 2023 from $78,196 for the comparable period of 2022, primarily due to an increase in professional fees incurred due to the change in Trustee and timing of payment of professional expenses.

Results of Operations—Nine Months Ended March 31, 2023 Compared to the Nine Months Ended March 31, 2022

Income from oil and natural gas royalties increased to $1,309,654 during the nine months ended March 31, 2023 from $865,314 realized for the comparable period in 2022. Royalties increased for the nine months ended March 31, 2023 primarily due to an increase in the price of oil and natural gas and an increase in the production of oil, partially offset by a decrease in the production of natural gas.

Distributable income increased to $1,117,141 for the nine months ended March 31, 2023 from $770,793 realized for the comparable period in 2022.

Income from oil royalties for the nine months ended March 31, 2023 increased to $1,233,506 from $806,273 realized for the comparable period in 2022. The volume of oil sold in the nine months ended March 31, 2023 increased to 12,888 bbls from 11,635 bbls realized for the comparable period in 2022, and the average price realized for oil increased to $95.71 per bbl for the nine months ended March 31, 2023 from $69.30 per bbl realized for the comparable period in 2022.

Income from natural gas royalties (net of expenses) for the nine months ended March 31, 2023 increased to $76,148 from $59,041 for the comparable period in 2022. The volume of natural gas sold in the nine months ended March 31, 2023 decreased to 9,652 mcf from 10,457 mcf realized for the comparable period in 2022, and the average price realized for natural gas (net of expenses) increased to $7.89 per mcf for the nine months ended March 31, 2023 from $5.65 per mcf realized for the comparable period in 2022.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2023, and those realized for the comparable period in 2022.

	Nine Months Ended March 31,
	2023	2022
	(unaudited)
Oil
Bbls sold	12,888	11,635
Average price	$95.71	$69.30

Natural gas
Mcf sold	9,652	10,457
Average price, net of expenses	$7.89	$5.65

General and administrative expenses increased to $219,045 for the nine months ended March 31, 2023 from $187,541 for the comparable period of 2022, primarily due to an increase in professional fees incurred due to the change in Trustee and timing of payment of professional expenses.

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

As of March 31, 2023, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

May 15, 2023	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President