Form 10-K
period 2023-06-30
MARINE PETROLEUM TRUST
filed 2023-09-26
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ .

Commission File No. 000-08565

Marine Petroleum Trust

(Exact name of registrant as specified in its charter)

Texas	75-6008017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Corporate Trustee: Argent Trust Company, 3838 Oak Lawn Avenue, Suite 1720 Dallas, Texas	75219
(Address of principal executive offices)	(Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $14,000,000. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of September 1, 2023 was 2,000,000.

i

PART I

ITEM 1.	BUSINESS

Organization. Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank (“Simmons”) became corporate trustee of the Trust as a result of a merger between Simmons and Southwest Bank, the former corporate trustee of the Trust. On November 4, 2021, Simmons announced that it had entered into an agreement with Argent Trust Company, a Tennessee chartered trust company (the “Trustee”), pursuant to which Simmons would resign as trustee of the Trust and nominate Argent Trust Company as successor trustee of the Trust. The change in trustee from Simmons to Argent Trust Company was effective on December 30, 2022.

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

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons. SFNC merged Southwest Bank, the former corporate trustee of the Trust, with Simmons effective February 20, 2018. Effective December 30, 2022, Argent Trust Company succeeded Simmons as the corporate trustee of the Trust following Simmons resignation as trustee. The defined term “Trustee” as used herein shall refer to Simmons for periods on and after February 20, 2018 through December 29, 2022, and to Argent Trust Company for periods on and after December 30, 2022.

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

For the fiscal year ended June 30, 2023, approximately 95% of Marine’s royalty revenues were attributable to the sale of oil and approximately 5% of Marine’s royalty revenues were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percent of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2023	2022	2021
Arena Energy, LP	99%	99%	99%
Chevron USA, Inc.	1%	0%	1%
Walter Oil & Gas Corporation	0%	1%	0%

	100%	100%	100%

In addition, Marine did not have any revenues from its interest in Tidelands for the fiscal year ended June 30, 2021. However, Marine received $93,134 as a final distribution from Tidelands during the fiscal year ended June 30, 2022.

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

Argent Trust Company

3838 Oak Lawn Avenue, Suite 1720

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

The spread of a pandemic, such as coronavirus (“COVID-19”) and its variants, and measures taken to mitigate the impact of such a pandemic could have an adverse effect on trust distributions.

The spread of a pandemic such as COVID-19, and the continually changing measures taken to mitigate the impact of such a pandemic, could have an adverse effect on the demand for oil and natural gas and the business and operations of the operators of the properties, which in turn could have an adverse effect on trust distributions.

Demand for oil and natural gas, and the business and operations of the operators of the properties could be adversely impacted by pandemics, as well as measures that could be taken to mitigate the impact of such pandemics. During 2020 and part of 2021, the oil and gas industry experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy, and commodity prices, were negatively impacted as economic activity was curtailed in response to the COVID-19 pandemic. Official restrictions on non-essential activities, including “shelter in place” and “stay at home” orders, were introduced throughout the U.S. and the world, which impacted operators’ production activities and the reintroduction of and length of time such renewed measures are in place may further adversely affect Trust distributions. At this time, the full extent to which future pandemics will or may negatively impact the global economy and the oil and gas industry is uncertain, but pandemics or other significant public health events could have a material adverse effect on operators’ business and financial condition which would likely have an adverse effect on Trust distributions.

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

The Trustee, Marine and the Trust’s unitholders have little, if any, influence or control over the operation or future development of the underlying properties of the leases. The properties underlying the leases are owned by independent working interest owners. The working interest owners manage the underlying properties and handle the receipt and payment of funds relating to the leases and payments to Marine for its royalty interests. The current working interest owners are under no obligation to continue operating the properties. The failure of a working interest owner to conduct its operations, discharge its obligations, cooperate with regulatory agencies or comply with laws, rules and regulations in a proper manner could have an adverse effect on net proceeds payable to Marine. The Trustee, Marine and the Trust’s unitholders do not have the right to replace a working interest owner.

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

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2023, two working interest owners accounted for 100% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

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

The Trustee may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.

The Trustee maintains cybersecurity protocols to secure sensitive, non-public information. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, the Trustee or customers, employees, or third parties could be adversely affected. The Trust is also exposed to potential harm from cybersecurity events that may affect the operations of third-parties, including suppliers, service providers (including providers of cloud-hosting services for our data or applications), and customers. Cybersecurity disruptions could cause harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt business operations. The Trust could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigation, or reputational harm. As a result, such costs could decrease the Trust’s distributions to its unitholders.

Terrorism and continued geopolitical hostilities, including the war in Ukraine, could adversely affect Marine’s distributions to its unitholders or the market price of its units.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response to such attacks or threats, could cause instability in the global financial, oil and natural gas markets. Terrorism and other geopolitical hostilities, including the war in Ukraine, could adversely affect the Trust’s distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of oil and natural gas supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2023 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to reduce distributions by the amount required to satisfy and pay the Trust’s franchise tax liability for the years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years in which the Trust fails to qualify for an exemption and has total revenues in excess of the applicable no tax due threshold, which is currently $1,230,000.

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

Marine did not file any reports during the fiscal year ended June 30, 2023 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. Information regarding the net quantities of oil and natural gas sold with respect to Marine’s overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil and natural gas sold upon which payments to Marine are based, is set forth in the following table:

	Fiscal Year Ended June 30,
	2023	2022	2021
Net quantities sold:
Oil (in barrels (“bbls”))	16,817	16,096	9,085
Natural gas (in thousands of cubic feet (“mcf”))	12,712	15,221	8,539
Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$90.59	$78.23	$39.93
Natural gas, net of expenses (per mcf) (1)	$6.80	$5.86	$2.80

(1)	The average sales price is calculated from data provided by the operators.

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

Drilling Activity. During each of the fiscal years 2023, 2022 and 2021, there were no wells drilled or recompleted in which Marine has an interest.

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. As of June 30, 2023, Marine had an overriding royalty interest in 55 different oil and natural gas leases covering an aggregate of 199,868 gross acres. These leases are located in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas. This acreage is presented in the following table:

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

Present Activities. As of June 30, 2023, public records indicated that no wells were being drilled, re-drilled or worked over on tracts in which Marine has an interest. Additionally, public records indicated that operators had not designated any locations for additional operations, which may include drilling, permits to work over or recomplete a well or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, that they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements.

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

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On September 1, 2023, these outstanding units of record were held by 195 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2023.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $66,500 for the distribution paid on June 28, 2023. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date less reserves for future expenses.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2023.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2023 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Mr. Ron E. Hooper, Argent Trust Company, 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas, 75219.

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

Effective October 19, 2017, SFNC completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons. SFNC merged Southwest Bank, the former corporate trustee of the Trust, with Simmons effective February 20, 2018. Effective December 30, 2022, Argent Trust Company succeeded Simmons as the corporate trustee of the Trust following Simmons resignation as trustee. The defined term “Trustee” as used herein shall refer to Simmons for periods on and after February 20, 2018 through December 29, 2022, and to Argent Trust Company for periods on and after December 30, 2022.

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2023 distribution of $0.11 per unit decreased from the March 2023 distribution of $0.16 per unit. As disclosed in a press release dated August 21, 2023, the September 2023 distribution of $0.12 per unit will be an increase from the June 2023 distribution of $0.11 per unit.

Marine’s distributable income for fiscal 2023 amounted to $1,375,417, or $0.69 per unit, as compared to $1,204,193, or $0.60 per unit, in fiscal 2022, and $161,580, or $0.08 per unit, in fiscal 2021. Distributions to unitholders are calculated and paid out net of reserve for future expenses, which are estimated by the Trustee on a quarterly basis.

There was no income from the Trust’s interest in Tidelands for fiscal year 2021. However, Marine received $93,134 as a final distribution from Tidelands during the fiscal year ended June 30, 2022.

The following table shows the number of wells drilled or recompleted on leases in which Marine has an interest and the number of active wells at the end of each of the past three fiscal years.

	Fiscal Year Ended June 30,
	2023	2022	2021
Wells Drilled or Recompleted (Gross)	—	—	—
Active Wells (Gross)	201	201	201

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil and natural gas during fiscal 2023, 2022 and 2021.

	Fiscal Year Ended June 30,
	2023	2022	2021
Income from:
Oil royalties	$1,523,466	$1,259,133	$362,751
Natural gas royalties	$86,416	$89,121	$23,905

Totals	$1,609,882	$1,348,254	$386,656
Net quantities sold:
Oil (bbls)	16,817	16,096	9,085
Natural gas (mcf)	12,712	15,221	8,539
Average price:
Oil (per bbl) (1)	$90.59	$78.23	$39.93
Natural gas, net of expenses (per mcf) (1)	$6.80	$5.86	$2.80

(1)	These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2023 Compared to Fiscal Year 2022. During fiscal 2023, Marine received approximately 95% of its royalty income from the sale of oil and 5% of its royalty income from the sale of natural gas, as compared to approximately 93% of its royalty income from the sale of oil and 7% of its royalty income from the sale of natural gas in fiscal year 2022. Income from oil and natural gas royalties in fiscal 2023 increased approximately 19% from fiscal 2022, primarily due to an increase in prices realized for oil and natural gas in addition to an increase in production of oil resulting from an opening up of oil production.

Revenue from oil royalties amounted to $1,523,466 in fiscal 2023, an increase from the $1,259,133 realized in fiscal 2022. The average price realized for a barrel of oil increased to $90.59 in fiscal 2023 from the $78.23 realized in fiscal 2022. In fiscal 2023, oil production increased to 16,817 bbls from the 16,096 bbls produced in fiscal 2022.

Revenue from natural gas royalties amounted to $86,416 in fiscal 2023, a decrease from the $89,121 realized in fiscal 2022. In fiscal 2023, the average price per mcf of natural gas increased to $6.80 from the $5.86 realized in fiscal 2022. In fiscal 2023, natural gas production decreased to 12,712 mcf from the 15,221 mcf produced in fiscal 2022.

General and administrative expenses for fiscal 2023 amounted to $273,526, an increase from the $237,747 recorded in fiscal 2022, due to an increase in professional fees, investor fees and printing expenses.

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

Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Marine’s future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Marine uses the words “may,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “intend,” “plan,” “budget,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in prices or demand for oil and natural gas, due to, for example, the COVID-19 pandemic or other pandemics, which might then lead to decreased production or impair Marine’s ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Events may occur in the future that Marine is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

ITEM7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2023, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2023. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers. The Trust is a trust created under the laws of the State of Texas. The Trust’s Indenture does not provide for directors or officers or the election or appointment of directors or officers. Under the Indenture, Argent Trust Company, serves as the Trustee.

Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee must comply with the Trustee’s code of ethics, a copy of which will be made available to unitholders without charge, upon request by appointment at Argent Trust Company, 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas 75219.

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation (1)
Argent Trust Company, Trustee	2023	$14,000
Simmons Bank, Trustee	2023	$14,000
Simmons Bank, Trustee	2022	$28,000
Simmons Bank, Trustee	2021	$28,000

(1)	Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of September 15, 2023, based solely on the Trust’s review of information filed with the SEC and information provided by such persons:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Robert H. Paslay	213,837 units	10.7%
1007 Gasserway Circle
Brentwood, TN 37027
Patricia Martin	174,529 units	8.7%
110 Woodbine Place
Missoula, MT 59803

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2023. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2023 and 2022 were as follows:

	2023	2022
Audit Fees	$57,680	$50,630
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

As referenced in “Item 10. Directors, Executive Officers and Corporate Governance” above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to its independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements — see “Item 8. Financial Statements and Supplementary Data” above.

(b) Exhibits:

4.1	Indenture, as amended on September 23, 2022, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Current Report on Form 8-K of Marine filed September 28, 2022 (File No. 000-08565), and incorporated by reference herein.

4.2	Description of Securities, filed as Exhibit 4.2 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2021 (File No. 000-08565), and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002 (File No. 000-08565), and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(c) Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of

Marine Petroleum Trust and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2023 and 2022, and the related consolidated statements of distributable income and changes in trust corpus for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of June 30, 2023 and 2022, and the distributable income and changes in trust corpus for each of the two years in the period ended June 30, 2023, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Dallas, Texas
September 26, 2023

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2023 and 2022

	June 30, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$978,176	$1,154,136
Federal income taxes refundable	—	—
Producing oil and gas properties	7	7

Total assets	$978,183	$1,154,143

Liabilities and Trust Corpus
Current liabilities:
Federal income taxes payable	—	—

Total current liabilities	$—	$—

Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	978,183	1,154,143

	$ 978,183	$ 1,154,143

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2023	2022
Income:
Oil and natural gas royalties	$1,609,882	$1,348,254
Oil and natural gas royalties from affiliate	—	93,134
Interest and other income	39,061	552

Total income	$1,648,943	$1,441,940
Expenses:
General and administrative	273,526	237,747

Distributable income before Federal income taxes	1,375,417	1,204,193
Federal income taxes of subsidiary	—	—

Distributable income	$1,375,417	$1,204,193

Distributable income per unit	$0.69	$0.60

Units outstanding	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2023	2022
Trust corpus, beginning of year	$1,154,143	$902,030
Distributable income	1,375,417	1,204,193
Distributions to unitholders	(1,551,337)	(952,080)

Trust corpus, end of year	$978,183	$1,154,143

Distributions per unit	$0.78	$0.48

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

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 2, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2023, the Trust’s tax years 2018 through 2022 remain subject to examination. These issues shall be resolved by the end of the calendar 2023.

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

Marine had cash and cash equivalents of $978,176 and $1,154,136 at June 30, 2023 and 2022, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h) Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2023	2022	2021
Arena Energy, LP	99%	99%	99%
Chevron USA, Inc.	1%	0%	1%
Walter Oil & Gas Corporation	0%	1%	0%

	100%	100%	100%

(2)	Basis of Accounting

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

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2023	June 30, 2022
Assets
Current assets:
Cash and cash equivalents	$133,180	$154,196
Oil, natural gas and other mineral properties	—	—

Total assets	$133,180	$154,196

Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	$—	$—
Other payable	$133,180	$154,196
Federal income taxes payable	$—	$—

Total current liabilities	$133,180	$154,196

Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$—	$—

	$133,180	$154,196

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

	Twelve Months Ended June 30,
	2023	2022	2021
Income	$—	$—	$—
Expenses	—	27,826	27,042

Distributable income before Federal income taxes	—	(27,826)	(27,042)
Federal income taxes of Tidelands’ subsidiary	—	—	—

Distributable income	$—	$(27,826)	$(27,042)

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

The following quarterly financial information for fiscal years 2023 and 2022 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Income	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2021	$229,295	$26,083	$203,212	$0.10
December 31, 2021	264,707	83,263	181,444	0.09
March 31, 2022	464,333	78,196	386,137	0.19
June 30, 2022	483,605	50,205	433,400	0.22

	$1,441,940	$237,747	$1,204,193	$0.60

Quarter ended:
September 30, 2022	$600,450	$78,081	$522,369	$0.26
December 31, 2022	435,129	56,160	378,969	0.19
March 31, 2023	300,607	84,804	215,803	0.11
June 30, 2023	312,757	54,481	258,276	0.12

	$1,648,943	$273,526	$1,375,417	$0.69

(5)	Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s royalty interests is not presented because such information is not available to Marine or Tidelands. Marine’s share of oil and natural gas sold for its royalty interests and Marine’s equity in oil and natural gas sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2023	2022	2021
Marine:
Oil (bbls)	16,817	16,096	9,085

Gas (mcf)	12,712	15,221	8,539

Tidelands:
Oil (bbls)	0	0	0

Gas (mcf)	0	0	0

(6)	Texas Franchise Tax

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Texas. Under the Texas franchise tax, a 0.75% tax is imposed for reports due in 2023 on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs. Taxable entities include most entities that provide owners with limited liability protection, including trusts. There are certain exemptions from the franchise tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below and entities with total revenues below a specified threshold.

Under the Texas franchise tax, “passive entities” include trusts that meet the following requirements: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, and net gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent and certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for the Texas franchise tax. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Thus, the Trust anticipates that it will be a passive entity in the tax year ending in 2023. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will continue to qualify as a passive entity that is not subject to the Texas franchise tax.

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons.

In the event the Trust does not qualify as a passive entity, it would not be required to pay any tax and is not considered to owe any Texas franchise tax for any period in which its annualized total revenue is less than or equal to a certain threshold. For reports due on or after January 1, 2023 and before January 1, 2024, this no tax due threshold is $1,230,000.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
(Registrant)

Argent Trust Company, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: September 26, 2023	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Argent Trust Company, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 26, 2023	By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President

(The registrant has no directors or executive officers.)