Form 10-Q
period 2023-09-30
MARINE PETROLEUM TRUST
filed 2023-11-13
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes  ☐            No  ☒

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of November 1, 2023, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2023 and June 30, 2023

ASSETS

	September 30, 2023	June 30, 2023
	(Unaudited)
Current assets:
Cash and cash equivalents	$962,570	$978,176
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7

Total assets	$962,577	$978,183

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$962,577	$978,183

	$ 962,577	$ 978,183

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Income:
Oil and natural gas royalties	$291,021	$595,719
Oil and natural gas royalties from affiliate	—	—
Interest and dividend income	13,654	4,713

Total income	304,675	600,450
Expenses:
General and administrative	76,618	78,081

Distributable income before federal income taxes	228,057	522,369
Federal income taxes of subsidiary	—	—

Distributable income	$228,057	$522,369

Distributable income per unit	$0.11	$0.26

Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,
	2023	2022
Trust corpus, beginning of period	$978,183	$1,154,143
Distributable income	228,057	522,369
Distributions to unitholders	(243,663)	(523,643)

Trust corpus, end of period	$962,577	$1,152,869

Distributions per unit	$0.12	$0.26

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. The financial statements included herein are unaudited, but in the opinion of Argent Trust Company (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2024.

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended September 30, 2023 was $76,500.

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated financial statements of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by

MPC, which are retained by and delivered to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate royalty trust, until Tidelands was wound up, (iv) dividends paid by MPC, less (v) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities and expenses incurred.

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2022, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands, which entity was wound up prior to June 30, 2022. Due to Tidelands being wound up prior to June 30, 2022, there was no market underlying the 452,366 units owned by the Trust at the time Tidelands was wound up. A reserve of $133,180 has been established for future reporting and compliance issues that may arise in years to come and will be used for such transactions. Due to Tidelands being wound up prior to June 30, 2022, there was no income received for the three months ended September 30, 2023 or September 30, 2022.

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

3838 Oak Lawn, Avenue, Suite 1720

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

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust. As a grantor trust, all income and deductions for state and U.S. federal income tax purposes generally flow through to each individual unitholder. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest.

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended September 30, 2023 on leases in which Marine has an interest. As of November 1, 2023, public records indicated that there was one well in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2023. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended September 30, 2023, the Trust realized approximately 97% of its royalty income from the sale of oil and approximately 3% of its royalty income from the sale of natural gas. During the three months ended September 30, 2022, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended September 30, 2023 was $0.11 as compared to $0.26 for the comparable period in 2022. Distributions per unit amounted to $0.12 per unit for the three months ended September 30, 2023, a decrease from distributions of $0.26 per unit for the comparable period in 2022. During the three months ended September 30, 2023, the difference between distributable income per unit and distributions per unit resulted from timing differences between the closing of the financial statements and the determination date of the distribution amount to unitholders.

For the three months ended September 30, 2023, oil production decreased to 3,964 barrels (bbls) from 5,187 bbls and natural gas production decreased to 3,148 thousand cubic feet (mcf) from 4,417 mcf as compared to the comparable period in 2022. For the three months ended September 30, 2023, the average price realized for oil decreased to $72.19 per bbl as compared to the price of $107.70 realized for the comparable period in 2022 and the average price realized for natural gas (net of expenses) decreased to $1.54 per mcf as compared to the average price of $8.39 realized for the comparable period in 2022.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
June 30, 2022	4,461	4,764	$0.22	$0.20
September 30, 2022	5,187	4,417	$0.26	$0.26
December 31, 2022	4,311	3,321	$0.19	$0.24
March 31, 2023	3,390	1,914	$0.11	$0.16
June 30, 2023	3,929	3,060	$0.13	$0.11
September 30, 2023	3,964	3,148	$0.11	$0.12

Results of Operations—Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Income from oil and natural gas royalties, decreased to $291,021 during the three months ended September 30, 2023 from $595,719 realized for the comparable period in 2022. Royalties decreased for the three months ended September 30, 2023 as compared to the comparable period in 2022 primarily due to a decrease in production of oil and gas, as well as by lower prices for both oil and gas.

Distributable income decreased to $228,057 for the three months ended September 30, 2023 from $522,369 realized for the comparable period in 2022.

Income from oil royalties, for the three months ended September 30, 2023 decreased to $286,168 from $558,640 realized for the comparable period in 2022. The volume of oil sold in the three months ended September 30, 2023 decreased to 3,964 bbls from 5,187 bbls realized for the comparable period in 2022, and the average price realized for oil decreased to $72.19 per bbl for the three months ended September 30, 2023 from $107.70 per bbl realized for the comparable period in 2022.

Income from natural gas royalties (net of expenses), for the three months ended September 30, 2023 decreased to $4,852 from $37,079 for the comparable period in 2022. The volume of natural gas sold in the three months ended September 30, 2023 decreased to 3,148 mcf from 4,417 mcf realized for the comparable period in 2022, and the average price realized for natural gas (net of expenses) decreased to $1.54 per mcf for the three months ended September 30, 2023 from $8.39 per mcf realized for the comparable period in 2022.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended September 30, 2023, and those realized for the comparable period in 2022.

	Three Months Ended September 30,
	2023	2022
	(unaudited)
Oil
Bbls sold	3,964	5,187
Average price	$72.19	$107.70
Natural gas
Mcf sold	3,148	4,417
Average price, net of expenses	$1.54	$8.39

General and administrative expenses decreased to $76,618 for the three months ended September 30, 2023 from $78,081 for the comparable period of 2022, primarily due to the timing of payment of professional expenses.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of: reductions in price or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; the impact of COVID-19 on future production and distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Marine’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the fiscal year ended June 30, 2023.

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

As of September 30, 2023, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June  30, 2023.

Item 6. Exhibits

The following exhibits are included herein:

4.1	Indenture, as amended on September 23, 2022, of Marine Petroleum Trust, filed as Exhibit 4.1 to the Current Report on Form 8-K of Marine filed September 28, 2022, and incorporated by reference herein.

31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

November 13, 2023	By:	/s/ Nancy Willis
Nancy Willis
Vice President