Form 10-Q
period 2023-12-31
MARINE PETROLEUM TRUST
filed 2024-02-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Yes ☐   No ☒

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of February 1, 2024, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2023 and June 30, 2023

ASSETS

	December 31, 2023	June 30, 2023
	(Unaudited)
Current assets:
Cash and cash equivalents	$994,487	$978,176
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7

Total assets	$994,494	$978,183

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—

Total current liabilities	$—	$—

Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$994,494	$978,183

	$994,494	$978,183

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Six Months Ended December 31, 2023 and 2022

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Income:
Oil and natural gas royalties	$249,200	$425,321	$540,221	$1,021,040
Oil and natural gas royalties from affiliate	—	—	—	—
Interest and dividend income	13,714	9,808	27,368	14,539

Total income	262,914	435,129	567,589	1,035,759
Expenses:
General and administrative	63,676	56,160	140,294	134,241

Distributable income before federal income taxes	199,238	378,969	432,997	901,338
Federal income taxes of subsidiary	—	—	—	—

Distributable income	$199,238	$378,969	$427,295	$901,338

Distributable income per unit	$0.10	$0.19	$0.21	$0.45

Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2023 and 2022

(Unaudited)

	Six Months Ended December 31,
	2023	2022
Trust corpus, beginning of period	$978,183	$1,154,143
Distributable income	427,295	901,338
Distributions to unitholders	(410,984)	(1,012,417)

Trust corpus, end of period	$994,494	$1,043,064

Distributions per unit	$0.21	$0.51

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended December 31, 2023 and 2022

(Unaudited)

	Three Months Ended December 31,
	2023	2022
Trust corpus, beginning of period	$962,577	$1,152,869
Distributable income	199,238	378,969
Distributions to unitholders	(167,321)	(488,774)

Trust corpus, end of period	$994,494	$1,043,064

Distributions per unit	$0.08	$0.24

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended December 31, 2023 was $120,500.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2022, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands, which entity was wound up prior to June 30, 2022. Due to Tidelands being wound up prior to June 30, 2022, there was no market underlying the 452,366 units owned by the Trust at the time Tidelands was wound up. A reserve of $123,193 has been established for future reporting and compliance issues that may arise in years to come and will be used for such transactions. Due to Tidelands being wound up prior to June 30, 2022, there was no income received for the three and six months ended December 31, 2023 or December 31, 2022.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•

political conditions worldwide, and in particular, political disruptions, terrorist activities, wars or other armed conflicts in oil producing regions, including the war in Ukraine and the Israel-Hamas war;

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there was one new well completion made during the three months ended December 31, 2023 on leases in which Marine has an interest. As of February 1, 2024, public records also indicated that there were no new wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and six months ended December 31, 2023. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for a detailed discussion of its critical accounting policies.

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

Important aspects of Marine’s operations are conducted by third parties. Marine’s royalty income is dependent on the operations of the working interest owners of the leases on which Marine has an overriding royalty interest. The oil and natural gas companies that lease tracts subject to Marine’s interests are responsible for the production and sale of oil and natural gas and the calculation of royalty payments to Marine. The only obligation of the working interest owners to Marine is to make monthly overriding royalty payments that reflect Marine’s interest in the oil and natural gas sold. Marine’s distributions are processed and paid by its transfer agent, Equiniti Trust Company.

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

Summary of Operating Results

During the six months ended December 31, 2023, the Trust realized approximately 99% of its royalty income from the sale of oil and approximately 1% of its royalty income from the sale of natural gas. During the six months ended December 31, 2022, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the six months ended December 31, 2023 was $0.21 as compared to $0.45 for the comparable period in 2022. Distributions per unit also amounted to approximately $0.21 per unit for the six months ended December 31, 2023, a decrease from distributions of $0.51 per unit for the comparable period in 2022.

For the six months ended December 31, 2023, oil production decreased to 7,041 barrels (bbls) from 9,499 bbls and natural gas production decreased to 5,439 thousand cubic feet (mcf) from 7,738 mcf as compared to the comparable period in 2022. For the six months ended December 31, 2023, the average price realized for oil decreased to $75.71 per bbl as compared to the price of $100.65 realized for the comparable period in 2022 and the average price realized for natural gas (net of expenses) decreased to $1.31 per mcf as compared to the average price of $8.40 realized for the comparable period in 2022.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Distributable Income Per Unit	Distributions Per Unit
September 30, 2022	5,187	4,417	$0.26	$0.26
December 31, 2022	4,311	3,321	$0.19	$0.24
March 31, 2023	3,390	1,914	$0.11	$0.16
June 30, 2023	3,929	3,060	$0.13	$0.11
September 30, 2023	3,964	3,148	$0.11	$0.12
December 31, 2023	3,077	2,291	$0.10	$0.08

Results of Operations—Three Months Ended December 31, 2023 Compared to the Three Months Ended December 31, 2022

Income from oil and natural gas royalties decreased to $249,200 during the three months ended December 31, 2023 from $425,321 realized for the comparable period in 2022. Royalties decreased for the three months ended December 31, 2023 as compared to the comparable period in 2022 primarily due to a decrease in the production and price of oil and natural gas.

Distributable income decreased to $199,238 for the three months ended December 31, 2023 from $378,969 realized for the comparable period in 2022.

Income from oil royalties, for the three months ended December 31, 2023 decreased to $246,941 from $397,391 realized for the comparable period in 2022. The volume of oil sold in the three months ended December 31, 2023 decreased to 3,077 bbls from 4,311 bbls realized for the comparable period in 2022, and the average price realized for oil decreased to $80.25 per bbl for the three months ended December 31, 2023 from $92.18 per bbl realized for the comparable period in 2022.

Income from natural gas royalties (net of expenses), for the three months ended December 31, 2023 decreased to $2,259 from $27,931 for the comparable period in 2022. The volume of natural gas sold in the three months ended December 31, 2023 decreased to 2,291 mcf from 3,321 mcf realized for the comparable period in 2022, and the average price realized for natural gas (net of expenses) decreased to $0.99 per mcf for the three months ended December 31, 2023 from $8.41 per mcf realized for the comparable period in 2022.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended December 31, 2023, and those realized for the comparable period in 2022.

	Three Months Ended December 31,
	2023	2022
	(unaudited)
Oil
Bbls sold	3,077	4,311
Average price	$80.25	$92.18
Natural gas
Mcf sold	2,291	3,321
Average price, net of expenses	$0.99	$8.41

General and administrative expenses increased to $63,676 for the three months ended December 31, 2023 from $56,160 for the comparable period of 2022, primarily due to the timing of payment of professional fees.

Results of Operations—Six Months Ended December 31, 2023 Compared to the Six Months Ended December 31, 2022

Income from oil and natural gas royalties decreased to $540,221 during the six months ended December 31, 2023 from $1,021,040 realized for the comparable period in 2022. Royalties decreased for the six months ended December 31, 2022 primarily due to a decrease in the price and production of oil and natural gas.

Distributable income decreased to $427,295 for the six months ended December 31, 2023 from $901,338 realized for the comparable period in 2022.

Income from oil royalties for the six months ended December 31, 2023 decreased to $533,109 from $956,030 realized for the comparable period in 2022. The volume of oil sold in the six months ended December 31, 2023 decreased to 7,041 bbls from 9,499 bbls realized for the comparable period in 2022, and the average price realized for oil decreased to $75.71 per bbl for the six months ended December 31, 2023 from $100.65 per bbl realized for the comparable period in 2022.

Income from natural gas royalties (net of expenses) for the six months ended December 31, 2023 decreased to $7,112 from $65,010 for the comparable period in 2022. The volume of natural gas sold in the six months ended December 31, 2023 decreased to 5,439 mcf from 7,738 mcf realized for the comparable period in 2022, and the average price realized for natural gas (net of expenses) decreased to $1.31 per mcf for the six months ended December 31, 2023 from $8.40 per mcf realized for the comparable period in 2022.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2023, and those realized for the comparable period in 2022.

	Six Months Ended December 31,
	2023	2022
	(unaudited)
Oil
Bbls sold	7,041	9,499
Average price	$75.71	$100.65
Natural gas
Mcf sold	5,439	7,738
Average price, net of expenses	$1.31	$8.40

General and administrative expenses increased to $140,294 for the six months ended December 31, 2023 from $134,241 for the comparable period of 2022, primarily due to an increase in professional fees incurred due to the change in Trustee and timing of payment of professional expenses.

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

As of December 31, 2023, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

February 14, 2024	By:	/s/ Jana Egeler
Jana Egeler
Vice President