Form 10-Q
period 2024-03-31
MARINE PETROLEUM TRUST
filed 2024-05-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period	to

Commission File Number: 000-08565

Marine Petroleum Trust

(Exact name of registrant as specified in its charter)

Texas	75-6008017
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o The Corporate Trustee: Argent Trust Company 3838 Oak Lawn Ave, Suite 1720 Dallas, Texas 75219-4518
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (855) 588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	MARPS	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 1, 2024, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2024 and June 30, 2023

ASSETS

	March 31, 2024	June 30, 2023
	(Unaudited)
Current assets:
Cash and cash equivalents	$906,790	$978,176
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7
Total assets	$906,797	$978,183

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—
Total current liabilities	$—	$—
Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$906,797	$978,183
	$906,797	$978,183

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three and Nine Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Income:
Oil and natural gas royalties	$234,500	$288,614	$774,721	$1,309,654
Interest and dividend income	13,070	11,993	40,438	26,532
Total income	247,570	300,607	815,159	1,336,186
Expenses:
General and administrative	(132,046)	(84,804)	(272,340)	(219,045)
Distributable income	$115,524	$215,803	$542,819	$1,117,141
Distributable income per unit	$0.06	$0.11	$0.27	$0.56
Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2024 and 2023

(Unaudited)

	Nine Months Ended March 31,
	2024	2023
Trust corpus, beginning of period	$978,183	$1,154,143
Distributable income	542,819	1,117,141
Distributions to unitholders	(614,205)	(1,331,041)
Trust corpus, end of period	$906,797	$940,243
Distributions per unit	$0.31	$0.67

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Trust corpus, beginning of period	$994,494	$1,043,064
Distributable income	115,524	215,803
Distributions to unitholders	(203,221)	(318,624)
Trust corpus, end of period	$906,797	$940,243
Distributions per unit	$0.10	$0.16

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended March 31, 2024 was $31,500.

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

Note 4. Investment in Affiliate — Tidelands Royalty Trust “B”

At March 31, 2022, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands, which entity was wound up prior to June 30, 2022. Due to Tidelands being wound up prior to June 30, 2022, there was no market underlying the 452,366 units owned by the Trust at the time Tidelands was wound up. A reserve of $123,193 has been established for future reporting and compliance issues that may arise in years to come and will be used for such transactions. Due to Tidelands being wound up prior to June 30, 2022, there was no income received for the three and nine months ended March 31, 2024 and 2023.

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

The Leases

Marine relies on public records for information regarding drilling and workover operations. The public records available up to the date of this report indicate that there were no new well completions made during the three months ended March 31, 2024 on leases in which Marine has an interest. As of May 1, 2024, public records also indicated that there were no wells in the process of being drilled or recompleted on other leases in which Marine has an interest.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and nine months ended March 31, 2024. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended March 31, 2024 the Trust realized approximately 99% of its royalty income from the sale of oil and approximately 1% of its royalty income from the sale of natural gas. During the nine months ended March 31, 2023, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the nine months ended March 31, 2024 was $0.27 as compared to $0.56 for the comparable period in 2023. Distributions per unit also amounted to $0.31 per unit for the nine months ended March 31, 2024, a decrease from distributions of $0.67 per unit for the comparable period in 2023.

For the nine months ended March 31, 2024, oil production decreased to 10,005 barrels (bbls) from 12,888 bbls and natural gas production decreased to 7,615 thousand cubic feet (mcf) from 9,652 mcf as compared to the comparable period in 2023. For the nine months ended March 31, 2024, the average price realized for oil decreased to $76.60 per bbl as compared to the price of $95.71 realized for the comparable period in 2023 and the average price realized for natural gas (net of expenses) decreased to $1.11 per mcf as compared to the average price of $7.89 realized for the comparable period in 2023.

The following table presents the net production quantities of oil and natural gas and distributable income and distributions per unit for the last six quarters.

	Net Production Quantities		Distributable
Quarter Ended	Oil (bbls)	Natural Gas (mcf)	Income Per Unit	Distributions Per Unit
December 31, 2022	4,311	3,321	$0.19	$0.24
March 31, 2023	3,390	1,914	$0.11	$0.16
June 30, 2023	3,929	3,060	$0.13	$0.11
September 30, 2023	3,964	3,148	$0.11	$0.12
December 31, 2023	3,077	2,291	$0.10	$0.08
March 31, 2024	2,964	2,176	$0.06	$0.10

Results of Operations—Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Income from oil and natural gas royalties decreased to $234,500 during the three months ended March 31, 2024 from $288,614 realized for the comparable period in 2023. Royalties decreased for the three months ended March 31, 2024 as compared to the comparable period in 2023 primarily due to a decrease in the production of oil, by a sharp decrease in the pricing of gas, and by a decrease in the pricing of oil.

Distributable income decreased to $115,524 for the three months ended March 31, 2024 from $215,803 realized for the comparable period in 2023.

Income from oil royalties, for the three months ended March 31, 2024 decreased to $233,186 from $277,476 realized for the comparable period in 2023. The volume of oil sold in the three months ended March 31, 2024 decreased to 2,964 bbls from 3,390 bbls realized for the comparable period in 2023, and the average price realized for oil decreased to $78.67 per bbl for the three months ended March 31, 2024 from $81.85 per bbl realized for the comparable period in 2023.

Income from natural gas royalties (net of expenses), for the three months ended March 31, 2024 decreased to $1,315 from $11,138 for the comparable period in 2023. The volume of natural gas sold in the three months ended March 31, 2024 increased to 2,176 mcf from 1,914 mcf realized for the comparable period in 2023, and the average price realized for natural gas (net of expenses) decreased to $0.60 per mcf for the three months ended March 31, 2024 from $5.82 per mcf realized for the comparable period in 2023.

The following table presents the quantities of oil and natural gas sold and the average price realized for the three months ended March 31, 2024, and those realized for the comparable period in 2023.

	Three Months Ended March 31,
	2024	2023
	(unaudited)
Oil
Bbls sold	2,964	3,390
Average price	$78.67	$81.85
Natural gas
Mcf sold	2,176	1,914
Average price, net of expenses	$0.60	$5.82

General and administrative expenses increased to $132,046 for the three months ended March 31, 2024 from $84,804 for the comparable period of 2023, primarily due to the timing of payment of professional fees.

Results of Operations—Nine Months Ended March 31, 2024 Compared to the Nine Months Ended March 31, 2023

Income from oil and natural gas royalties decreased to $774,721 during the nine months ended March 31, 2024 from $1,309,654 realized for the comparable period in 2023. Royalties decreased for the nine months ended March 31, 2024 primarily due to a decrease in the price and production of oil and natural gas.

Distributable income decreased to $542,819 for the nine months ended March 31, 2024 from $1,117,141 realized for the comparable period in 2023.

Income from oil royalties for the nine months ended March 31, 2024 decreased to $766,295 from $1,233,506 realized for the comparable period in 2023. The volume of oil sold in the nine months ended March 31, 2024 decreased to 10,005 bbls from 12,888 bbls realized for the comparable period in 2023, and the average price realized for oil decreased to $76.60 per bbl for the nine months ended March 31, 2024 from $95.71 per bbl realized for the comparable period in 2023.

Income from natural gas royalties (net of expenses) for the nine months ended March 31, 2024 decreased to $8,426 from $76,148 for the comparable period in 2023. The volume of natural gas sold in the nine months ended March 31, 2024 decreased to 7,615 mcf from 9,652 mcf realized for the comparable period in 2023, and the average price realized for natural gas (net of expenses) decreased to $1.11 per mcf for the nine months ended March 31, 2024 from $7.89 per mcf realized for the comparable period in 2023.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2024, and those realized for the comparable period in 2023.

	Nine Months Ended March 31,
	2024	2023
	(unaudited)
Oil
Bbls sold	10,005	12,888
Average price	$76.60	$95.71
Natural gas
Mcf sold	7,615	9,652
Average price, net of expenses	$1.11	$7.89

General and administrative expenses increased to $272,340 for the nine months ended March 31, 2024 from $219,045 for the comparable period of 2023, primarily due to an increase in professional fees and investor services incurred.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Argent Trust Company, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. Marine’s disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure

As of March 31, 2024, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2023.

Item 6. Exhibits

The following exhibits are included herein:

4.1	Indenture, as amended on September 23, 2022, of Marine Petroleum Trust, filed as Exhibit to the Current Report on Form 8-K of Marine filed September 28, 2022, and incorporated by reference herein.
31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

May 14, 2024	By:	/s/ Jana Egeler
Jana Egeler
Vice President