Form 10-K
period 2024-06-30
MARINE PETROLEUM TRUST
filed 2024-09-30
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 000-08565

Marine Petroleum Trust

(Exact name of Registrant as specified in its Charter)

Texas	75-6008017
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
c/o Corporate Trustee: Argent Trust Company, 3838 Oak Lawn Avenue, Suite 1720 Dallas, TX	75219
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (855) 588-7839

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units of Beneficial Interest	MARPS	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 29, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $14,000,000. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of September 30, 2024 was 2,000,000.

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

As of the date of filing of this Annual Report on Form 10-K, the leases subject to Marine’s interests cover an aggregate of 87,326 gross acres. These leases will remain in force until the leases terminate or expire pursuant to their respective terms. Leases may be voluntarily released by the working interest owner after oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover and produce sufficient reserves to make development economically worthwhile. In addition, the U.S. federal government may terminate a lease if the working interest owner fails to develop a lease once it is acquired.

For the fiscal year ended June 30, 2024, approximately 99% of Marine’s royalty revenues were attributable to the sale of oil and approximately 1% of Marine’s royalty revenues were attributable to the sale of natural gas. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percentage of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2024	2023	2022
Arena Energy, LP	100%	99%	99%
Chevron USA, Inc.	0%	1%	0%
Walter Oil & Gas Corporation	0%	0%	1%
	100%	100%	100%

Marine received $93,134 as a final distribution from Tidelands during the fiscal year ended June 30, 2022.

Marine derives no revenues from foreign sources and has no export sales.

Trust Functions. The Trust is administered by officers and employees of its Trustee. The Trust has no employees. See “Item 10. Directors, Executive Officers and Corporate Governance.”

All aspects of Marine’s operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Marine, which are conducted by oil and natural gas companies that lease tracts subject to Marine’s interests. Equiniti Trust Company LLC is the transfer agent for Marine and is responsible for reviewing, processing and paying distributions.

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

Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Marine’s control. These factors include, but are not limited to:

•
political conditions worldwide, and in particular, political disruptions, terrorist activities, wars or other armed conflicts in oil producing regions, including the war in Ukraine, and the Israel-Hamas war;
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

The public trading price for the units tends to be tied to the recent and expected levels of cash distributions on the units. The amounts available for distribution by Marine vary in response to numerous factors outside of Marine’s control, including prevailing prices for oil and natural gas produced from properties on the leases. The market price of the units is not necessarily indicative of the value that Marine would realize if it sold its interest in the properties on the leases to a third-party buyer and distributed the net proceeds to its unitholders. In addition, the market price of the units is not necessarily reflective of the fact that Marine’s assets are depleting assets, and a portion of each cash distribution paid on the units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the unitholder for the unit.

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

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2024, two working interest owners accounted for 100% of the royalty payments to Marine. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

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

Terrorism and continued geopolitical hostilities, including the war in Ukraine and the war between Israel and Hamas, could adversely affect Marine’s distributions to its unitholders or the market price of its units.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response to such attacks or threats, could cause instability in the global financial, oil and natural gas markets. Terrorism and other geopolitical hostilities, including the war in Ukraine and the war between Israel and Hamas, could adversely affect the Trust’s distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of oil and natural gas supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2024 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to reduce distributions by the amount required to satisfy and pay the Trust’s franchise tax liability for the years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years in which the Trust fails to qualify for an exemption and has total revenues in excess of the applicable no tax due threshold, which is currently $2,470,000.

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

Marine did not file any reports during the fiscal year ended June 30, 2024 with any U.S. Federal authority or agency with respect to oil and natural gas reserves.

Due to the nature of Marine’s business, it does not have any delivery commitments.

Production. The following table includes information regarding the net quantities of oil, natural gas, and natural gas liquids sold with respect to Marine’s overriding royalty interests for each of the last three fiscal years, as well as the average sales price per unit of oil, natural gas, and natural gas liquids sold upon which payments to Marine are based. In previous years, the natural gas liquids revenue was included with the natural gas revenue and natural gas pricing was calculated based on the combined revenue but the calculation did not include the natural gas liquid quantities sold. The information in the table was revised for fiscal years 2023 and 2022 to conform with the current year presentation to (i) provide for natural gas liquids quantities sold and average sales price for natural gas liquids and (ii) correct average sales price for natural gas for fiscal years 2023 and 2022 and correct natural gas quantities sold for 2022. These changes do not impact the prior years financial statements or distributable income.

	Fiscal Year Ended June 30,
	2024	2023	2022
Net quantities sold:
Oil (in barrels [“bbls”])	12,805	16,817	16,096
Natural gas (in thousands of cubic feet [“mcf”])	11,399	12,712	6,561
Natural gas liquids (in thousands of cubic feet [“mcf”])	20,339	22,152	95,461
Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$76.54	$90.59	$78.23
Natural gas, net of expenses (per mcf) (1)	$0.92	$5.59	$5.73
Natural gas liquids, net of expenses (per mcf) (1)	$0.16	$0.69	$0.54

(1)
The average sales price is calculated from data provided by the operators.

Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Productive Wells. Marine has performed a review of public records from the Bureau of Ocean Energy Management, Regulation and Enforcement (BOEM), a division of the U.S. government, and Marine's revenue records provided by the operators. Based on this information, Marine believes there are approximately 75 gross active wells subject to Marine’s interests. Marine believes that the term “active wells” is synonymous with the term “productive wells” as defined in Item 1205 of Regulation S-K. While Marine believes that most of the active wells produce both oil and natural gas, Marine is unable to determine the actual number of wells classified as either oil or natural gas wells without unreasonable effort and expense. See “Difficulty in Obtaining Certain Data.”

Drilling Activity. Based on information from BOEM, revenue records from remitters received by Marine, and other information from a third-party, which has access to records from other public sources, Marine believes there were five wells drilled or recompleted in which Marine had an interest during the fiscal year 2023 . Using these same sources, the Trust believes there were nine wells drilled or recompleted in which Marine had an interest during fiscal year 2024.

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. Marine has performed a review of the public records from BOEM and Marine's revenue records provided by the operators. Based on this information, Marine believes that as of June 30, 2024, Marine had an overriding royalty interest in 19 different oil and natural gas leases covering an aggregate of 87,326 gross acres. The lease acreage is all located in federal waters in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas.

Leases are typically granted for a term of five years, during which the lease owner must establish commercial production, or the lease expires. Marine’s overriding royalty area is determined by a contract that defines the area in which Marine is entitled to receive a royalty interest. In some cases, that area does not cover an entire lease block. In those cases, Marine’s royalty interest only applies to the area that lies within the lease. Of the aggregate of 87,326 total gross acres in which Marine has an overriding royalty interest, there are 210 gross acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.

The overriding royalty interest owned by Marine is three-fourths of 1% of the working interest held by the Interest Owners. The fractional interest therefore varies from lease to lease. The acreage weighted average of the fractional interest in all leases is 0.6607%. The following table presents the acreage breakdown by fractional interests of Marine based on information available to the Trustee:

Trust	Gross Acres	Interest
Marine	72,358	0.7500%
Marine	10,000	0.2500%
Marine	4,968	0.1875%
Summary	87,326	0.6607%

Present Activities. Based upon review of public records available to the Trust, Marine believes that as of June 30, 2024, operators had designated six locations for additional operations, which may include drilling, permits to work over or recomplete a well, or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements. Marine will not necessarily be updated on the status of any of the development activities beyond what can be found in the public records available to Marine.

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

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On September 23, 2024, these outstanding units of record were held by 187 unitholders. There were no changes in the number of outstanding units of beneficial interest during the fiscal year ended June 30, 2024.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $74,500 for the distribution paid on June 28, 2024. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date less reserves for future expenses.

Marine does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2024.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2024 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Jana Egeler, Argent Trust Company, 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas, 75219.

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2024 distribution of $0.12 per unit increased from the March 2024 distribution of $0.06 per unit. As disclosed in a press release dated August 20, 2024, the September 2024 distribution of $0.09 per unit will be a decrease from the June 2024 distribution of $0.12 per unit.

Marine’s distributable income for fiscal 2024 amounted to $713,165, or $0.36 per unit, as compared to $1,375,417, or $0.69 per unit, in fiscal 2023. Distributions to unitholders are calculated and paid out net of reserve for future expenses, which are estimated by the Trustee on a quarterly basis.

Marine reviewed information available from the BOEM website, revenue records from remitters received by Marine, and other information available from a third-party, which has access to records from other public sources. Based upon this review, the fiscal 2023 data presented below has been revised to reflect the information available to Marine during this review. This revision does not impact the prior years' financial statements or distributable income. The following table shows the number of wells Marine believes were drilled or recompleted on leases in which Marine had an interest and the number of active wells at the end of each of the past two fiscal years.

	Fiscal Year Ended June 30,
	2024	2023
Wells Drilled or Recompleted (Gross)	9	5
Active Wells (Gross)	75	71

The fiscal year ended June 30, 2023 has been revised to present the natural gas liquids separately from natural gas. In previous years, the natural gas liquids revenue was included with the natural gas revenue and the average price of natural gas was calculated using the combined revenue number but did not include the natural gas liquids quantities sold. The information in the table was revised for fiscal year 2023 to conform with the current year presentation to (i) provide natural gas liquids royalties, natural gas liquids quantities sold, and average sales price for natural gas liquids, (ii) update natural gas royalties to reflect the split from natural gas liquids royalties (the aggregate amount of natural gas royalties and natural gas liquids royalties is the same as previously reflected for fiscal year 2023 for natural gas royalties) and (iii) corrected average sales price for natural gas. This change does not impact the prior years' financial statements or distributable income. The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil, natural gas, and natural gas liquids during fiscal 2024 and 2023.

	Fiscal Year Ended June 30,
	2024	2023
Income from:
Oil royalties	$980,110	$1,523,617
Natural gas royalties	10,464	71,079
Natural gas liquid royalties	3,568	15,186
	$994,142	$1,609,882
Net quantities sold:
Oil (bbls)	12,805	16,817
Natural gas (mcf)	11,399	12,712
Natural gas liquids (mcf)	20,339	22,152

Average price:
Oil (per bbl) (1)	$76.54	$90.59
Natural gas, net of expenses (per mcf)	$0.92	$5.59
Natural gas liquids, net of expenses (per mcf)	$0.16	$0.69

(1)
These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2024 Compared to Fiscal Year 2023. During fiscal 2024, Marine received approximately 99% of its royalty income from the sale of oil and 1% of its royalty income from the sale of natural gas and natural gas liquids, as compared to approximately 95% of its royalty income from the sale of oil and 5% of its royalty income from the sale of natural gas and natural gas liquids in fiscal year 2023. Income from oil and natural gas royalties in fiscal 2024 decreased approximately 38% from fiscal 2023, primarily due to a decrease in prices realized for oil, natural gas and natural gas liquids in addition to a decrease in production of oil.

Revenue from oil royalties amounted to $980,110 in fiscal 2024, a decrease from the $1,523,617 realized in fiscal 2023. The average price realized for a barrel of oil decreased to $76.54 in fiscal 2024 from the $90.59 realized in fiscal 2023. In fiscal 2024, oil production decreased to 12,805 bbls from the 16,817 bbls sold in fiscal 2023.

Revenue from natural gas royalties amounted to $10,464 in fiscal 2024, a decrease from the $71,079 realized in fiscal 2023. Revenue from natural gas liquids royalties amounted to $3,568 in fiscal 2024, a decrease from $15,186 realized in fiscal 2023. In fiscal 2024, the average price per mcf of natural gas decreased to $0.92, from the $5.59 realized in fiscal 2023. Natural gas liquids average price per mcf was 0.16 in fiscal 2024, a decrease from 0.69 for fiscal 2023. Natural gas production decreased to 11,399 mcf for natural gas and 20,339 mcf for natural gas liquids for fiscal year 2024 from 12,712 mcf for natural gas and 22,152 mcf for natural gas liquids production for fiscal year 2023.

General and administrative expenses for fiscal 2024 amounted to $331,832 an increase from the $273,526 recorded in fiscal 2023, due to an increase in professional fees, investor fees and printing expenses.

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

Marine’s oil and natural gas properties are depleting assets and are not being replaced due to the prohibition against these investments. These restrictions, along with other factors, allow the Trust to be treated as a non-taxable grantor trust for U.S. Federal income tax purposes. Accordingly, all of Marine’s income and deductions should flow through to its unitholders on a proportionate basis. MPC may owe U.S. Federal (and state) income taxes with respect to its income after deducting statutory depletion. MPC’s income specifically excludes 98% of oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust in respect of the Trust’s net profits interest.

The Trust does not currently have any long-term contractual obligations, other than the obligation to make distributions to unitholders pursuant to the Indenture. The Trust does not maintain any off-balance sheet arrangements within the meaning of Item 303 of Regulation S-K.

Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Marine’s future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Marine uses the words "anticipate," "believe," "budget," "continue," “estimate,” “expect,” “intend,” "may," "plan,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in prices or demand for oil and natural gas, due to, for example, the COVID-19 pandemic or other pandemics, which might then lead to decreased production or impair Marine’s ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Events may occur in the future that Marine is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

ITEM 9A. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2024, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2024. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) Because Marine, as a trust, does not have officers, directors, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and /or other disposition of Trust securities by such persons.

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

Name of Individual or Entity	Fiscal Year	Other Annual Compensation (1)
Argent Trust Company, Trustee	2024	$28,000
Argent Trust Company, Trustee	2023	$14,000
Simmons Bank, Trustee	2023	$14,000
Simmons Bank, Trustee	2022	$28,000

(1)
Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of August 15, 2024, based solely on the Trust’s review of information filed with the SEC and information provided by such persons:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Robert H. Paslay	213,837 units	10.7%
1007 Gasserway Circle
Brentwood, TN 37027
Patricia Martin	174,529 units	8.7%
110 Woodbine Place
Missoula, MT 59803

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2024. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. Principal AccountING Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2024 and 2023 were as follows:

	2024	2023
Audit Fees	$60,930	$57,680
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

4.2	Description of Securities, filed as Exhibit 4.2 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2021 (File No. 000-08565), and incorporated by reference herein.

21.1	Subsidiaries of Marine, filed as Exhibit 21.1 to the Annual Report on Form 10-K of Marine for the fiscal year ended June 30, 2002 (File No. 000-08565), and incorporated by reference herein.

31.1*	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Executive Officer Compensation Recovery Policy of Marine Petroleum Trust

* Filed herewith.

(c)
Financial Statement Schedules – All required schedules are included in the financial statements included in this Annual Report on Form 10-K.

ITEM 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of

Marine Petroleum Trust and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2024 and 2023, and the related consolidated statements of distributable income and changes in trust corpus for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of June 30, 2024 and 2023, and the distributable income and changes in trust corpus for each of the two years in the period ended June 30, 2024, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

Basis of Accounting

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

/s/WEAVER AND TIDWELL, L.L.P

We have served as the Trust’s auditor since 2011.

Little Falls, New Jersey

September 30, 2024

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

For the Fiscal Years Ended June 30,

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$965,213	$978,176
Federal income taxes refundable	—	—
Producing oil and gas properties	7	7
Total assets	$965,220	$978,183
Liabilities and Trust Corpus
Current liabilities:
Federal income taxes payable	—	—
Total current liabilities	$—	$—
Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	965,220	978,183
	$965,220	$978,183

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2024	2023
Income:
Oil and natural gas royalties	$994,142	$1,609,882
Interest and other income	50,855	39,061
Total income	$1,044,997	$1,648,943
Expenses:
General and administrative	(331,832)	(273,526)
Distributable income	$713,165	$1,375,417
Distributable income per unit	$0.36	$0.69
Units outstanding	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2024	2023
Trust corpus, beginning of year	$978,183	$1,154,143
Distributable income	713,165	1,375,417
Distributions to unitholders	(726,128)	(1,551,337)
Trust corpus, end of year	$965,220	$978,183
Distributions per unit	$0.36	$0.78

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

Tax positions taken by the Trust related to the Trust’s pass-through status and federal state tax positions have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 2, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2024, the Trust’s tax years 2019 through 2023 remain subject to examination.

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

Marine had cash and cash equivalents of $965,213 and $978,176 at June 30, 2024 and 2023, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h)
Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2024	2023
Arena Energy, LP	100%	99%
Chevron USA, Inc.	0%	1%
Walter Oil & Gas Corporation	0%	0%
	100%	100%

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

(3)
Investment in Affiliate – Tidelands Royalty Trust “B”

At March 31, 2022, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”), which entity was wound up prior to June 30, 2022. Due to Tidelands being wound up prior to June 30, 2022, there was no market value underlying the 452,366 units owned by the Trust at the time Tidelands was wound up. These units, which have a value of zero dollars ($0), are still owned by the Trust. An initial reserve of $154,196 was established for future reporting and compliance issues that may arise in years to come and will be used for such transactions. As of June 30, 2024, $38,424 of expenses for reporting and compliance have been paid out of the established reserve leaving a remaining balance of $115,772.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2024	June 30, 2023
Assets
Current assets:
Cash and cash equivalents	$115,772	$133,180
Oil, natural gas and other mineral properties	—	—
Total assets	$115,772	$133,180
Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	$—	$—
Other payable	$115,772	$133,180
Federal income taxes payable	$—	$—
Total current liabilities	$115,772	$133,180
Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$—	$—
	$115,772	$133,180

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

Twelve Months Ended June 30,
	2024	2023
Income	$—	$—
Expenses	—	—
Distributable income before Federal income taxes	—	—
Federal income taxes of Tidelands’ subsidiary	—	—
Distributable income	$—	$—

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

(4)
Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2024 and 2023 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Income	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2022	$600,450	$78,081	$522,369	$0.26
December 31, 2022	435,129	56,160	378,969	0.19
March 31, 2023	300,607	84,804	215,803	0.11
June 30, 2023	312,757	54,481	258,276	0.12
	$1,648,943	$273,526	$1,375,417	$0.69
Quarter ended:
September 30, 2023	$304,675	$76,618	$228,057	$0.11
December 31, 2023	262,914	63,676	199,238	0.10
March 31, 2024	247,570	132,046	115,524	0.06
June 30, 2024	229,838	59,492	170,346	0.12
	$1,044,997	$331,832	$713,165	$0.36

(5)
Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s royalty interests is not presented because such information is not available to Marine or Tidelands. The information in the table was revised for fiscal year 2023 to conform with the current year presentation to provide for natural gas liquids quantities sold and add Total BOE. This change does not impact the prior years' financial statements or distributable income. Marine’s share of oil, natural gas, and natural gas liquids sold for its royalty interests and Marine’s equity in oil, natural gas and natural gas liquids sold for Tidelands’ royalty interests were as follows:

	Twelve Months Ended June 30,
	2024	2023
Marine:
Oil (bbls)	12,805	16,817
Natural Gas (mcf)	11,399	12,712
Natural Gas Liquids (mcf)	20,339	22,152
Total BOE	18,095	22,628
Tidelands:
Oil (bbls)	0	0
Natural Gas (mcf)	0	0
Natural Gas Liquids (mcf)	0	0
Total BOE	0	0

(6)
Texas Franchise Tax

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Texas. Under the Texas franchise tax, a 0.75% tax is imposed for reports due in 2024 on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs. Taxable entities include most entities that provide owners with limited liability protection, including trusts. There are certain exemptions from the franchise tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below and entities with total revenues below a specified threshold.

Under the Texas franchise tax, “passive entities” include trusts that meet the following requirements: (a) the trust cannot be a business trust within the meaning of U.S. Treasury Regulation section 301.7701-4(b); (b) at least 90% of the trust’s income for the taxable year must be derived from passive sources (e.g., royalties, bonuses, delay rental income from mineral properties, dividends, interest, and net gains from the sale of securities); and (c) no more than 10% of the trust’s income for the taxable year can be derived from an active trade or business (e.g., rent and certain income received by a non-operator under a joint operating agreement pursuant to which the operator is the member of an affiliated group that includes such non-operator). An entity will determine on an annual basis whether it meets the requirements to be treated as a “passive entity” for the Texas franchise tax. The Trustee believes that all or substantially all of the income of the Trust currently is passive, as it consists of royalty income from the sale of oil and natural gas, dividends and interest income. Thus, the Trust anticipates that it will be a passive entity in the tax year ending in 2024. Subject to any change in the sources of income derived by the Trust or any change in the Indenture, the Trust expects that it will continue to qualify as a passive entity that is not subject to the Texas franchise tax.

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons.

In the event the Trust does not qualify as a passive entity, it would not be required to pay any tax and is not considered to owe any Texas franchise tax for any period in which its annualized total revenue is less than or equal to a certain threshold. For reports due on or after January 1, 2024 and before January 1, 2025, this no tax due threshold is $2,470,000.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
(Registrant)

Argent Trust Company, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: September 30, 2024	By:	/s/ Jana Egeler
Jana Egeler
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Argent Trust Company, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 30, 2024	By:	/s/ Jana Egeler
Jana Egeler
Vice President

(The registrant has no directors or executive officers.)