Form 10-Q
period 2024-09-30
MARINE PETROLEUM TRUST
filed 2024-11-12
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of November 12, 2024, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2024 and June 30, 2024

ASSETS

	September 30, 2024	June 30, 2024
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,008,993	$965,213
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7
Total assets	$1,009,000	$965,220

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—
Total current liabilities	$—	$—
Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,009,000	$965,220
	$1,009,000	$965,220

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30,
	2024	2023
Income:
Oil and natural gas royalties	$286,498	$291,021
Interest and dividend income	15,694	13,654
Total income	302,192	304,675
Expenses:
General and administrative	(68,640)	(76,618)
Distributable income	$233,552	$228,057
Distributable income per unit	$0.12	$0.11
Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30,
	2024	2023
Trust corpus, beginning of period	$965,220	$978,183
Distributable income	233,552	228,057
Distributions to unitholders	(189,772)	(243,663)
Trust corpus, end of period	$1,009,000	$962,577
Distributions per unit	$0.09	$0.12

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. The financial statements included herein are unaudited, but in the opinion of Argent Trust Company (the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025.

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
•
Marine’s expenses (including accounting, legal, other professional fees, trustee's fees and out-of-pocket expenses) are recorded on an actual paid basis in the month paid rather than in the month incurred. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary, which would not be recorded under GAAP.
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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended September 30, 2024 was $104,500.

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

The defined term "Trustee" as used herein shall refer to Southwest Bank for periods from 2014 through February 19, 2018, shall refer to Simmons for periods on and after February 20, 2018 through December 29, 2022, and shall refer to Argent Trust Company for periods on and after December 30, 2022.

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

The Trust’s wholly owned subsidiary, MPC, holds title to interests in properties that are situated offshore of Louisiana because at the time the Trust was created, trusts could not hold these interests under Louisiana law. MPC is prohibited from engaging in a trade or business and only takes those actions that are necessary for the administration and liquidation of its properties.

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

The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a customer in street name, collectively referred to herein as "middlemen"). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Accordingly, Argent Trust Company, EIN: 62-1437218, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The Trustee will also post tax information at www.marps-marine.com and the contact information for the Trustee is below:

Argent Trust Company

3838 Oak Lawn, Avenue, Suite 1720

Dallas, Texas 75219

Telephone number: (855) 588-7839

trustee@marps-marine.com

Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust units, including the issuance of IRS Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units.

Each unitholder should consult its own tax advisor regarding Trust tax compliance matters.

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

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust for U.S. federal income tax purposes. A grantor trust is not subject to tax at the trust level. As a grantor trust, unitholders are taxed directly on their proportionate share of income, deduction and credit of the Trust consistent with each such unitholder's tax status and applicable facts as though no trust were in existence. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its federal gross income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest. Each unitholder should consult its own tax advisor regarding income and franchise tax requirements, if any, applicable to such person’s ownership of Trust units.

The Leases

Marine has performed a review of the public records from the Bureau of Ocean Energy Management (BOEM) and Marine's revenue records provided by the operators. Based on this information, Marine believes that as of September 30, 2024, Marine had an overriding royalty interest in 19 different oil and natural gas leases covering an aggregate of 87,326 gross acres. The lease acreage is all located in federal waters in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas.

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

Marine holds an overriding royalty interest that is equal to three-fourths of one percent of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 19 leases covering 87,326 gross acres located in the Gulf of Mexico. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that the Interest Owners may acquire.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2024. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended September 30, 2024 the Trust realized approximately 92% of its royalty income from the sale of oil and approximately 8% of its royalty income from the sale of natural gas and natural gas liquids. During the three months ended September 30, 2023, the Trust realized approximately 97% of its royalty income from the sale of oil and approximately 3% of its royalty income from the sale of natural gas and natural gas liquids. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended September 30, 2024 was $0.12 as compared to $0.11 for the comparable period in 2023. Distributions per unit also amounted to $0.09 per unit for the three months ended September 30, 2024, a decrease from distributions of $0.12 per unit for the comparable period in 2023.

For the three months ended September 30, 2024, oil production decreased to 3,265 barrels (bbls) from 3,964 bbls. Natural gas volumes sold increased to 5,095 thousand cubic feet (mcf) from 3,148 mcf and natural gas liquids sold increased from 5,512 mcf to 8,437 mcf for the three months ended September 30, 2024 as compared to the same period in 2023. For the three months ended September 30, 2024, the average price realized for oil increased to $81.11 per barrel (bbl) as compared to the price of $72.19 per bbl realized for the comparable period in 2023. The average price realized for natural gas (net of expenses) increased to $3.02 per mcf as compared to the average price of $2.28 per mcf realized for the comparable period in 2023, and the average price realized for natural gas liquids (net of expenses) increased to $0.75 per mcf as compared to the average price of $0.51 per mcf realized for the comparable period in 2023.

Results of Operations—Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Income from oil and natural gas royalties decreased to $286,498 during the three months ended September 30, 2024 from $291,021 realized for the comparable period in 2023. Royalties decreased for the three months ended September 30, 2024 as compared to the comparable period in 2023 primarily due to a decrease in the production of oil, partially offset by increases in the production of both natural gas and natural gas liquids, and by higher oil, natural gas, and natural gas liquids prices.

Distributable income increased to $233,552 for the three months ended September 30, 2024 from $228,057 realized for the comparable period in 2023.

Income from oil royalties, for the three months ended September 30, 2024 decreased to $264,786 from $286,168 realized for the comparable period in 2023. The volume of oil sold in the three months ended September 30, 2024 decreased to 3,265 bbls from 3,964 bbls realized for the comparable period in 2023, and the average price realized for oil increased to $81.11 per bbl for the three months ended September 30, 2024 from $72.19 per bbl realized for the comparable period in 2023.

Income from natural gas royalties (net of expenses), for the three months ended September 30, 2024 increased to $15,362 from $3,964 for the comparable period in 2023. The volume of natural gas sold in the three months ended September 30, 2024 increased to 5,095 mcf from 3,148 mcf realized for the comparable period in 2023, and the average price realized for natural gas (net of expenses) increased to $3.02 per mcf for the three months ended September 30, 2024 from $2.28 per mcf realized for the comparable period in 2023.

Income from natural gas liquids royalties (net of expenses), for the three months ended September 30, 2024 increased to $6,350 from $1,375 for the comparable period in 2023. The volume of natural gas liquids sold in the three months ended September 30, 2024 increased to 8,437 mcf from 5,512 mcf realized for the comparable period in 2023, and the average price realized for natural gas liquids (net of expenses) increased to $0.75 per mcf for the three months ended September 30, 2024 from $0.51 per mcf realized for the comparable period in 2023.

The three months ended September 30, 2023 has been revised to present the natural gas liquids separately from natural gas. In previous years, the natural gas liquids revenue was included with the natural gas revenue and the average price of natural gas was calculated using the combined revenue number but did not include the natural gas liquids quantities sold. The information in the table was revised for fiscal year 2023 to conform with the current year presentation to (i) provide natural gas liquids royalties, natural gas liquids quantities sold, and average sales price for natural gas liquids, (ii) update natural gas royalties to reflect the split from natural gas liquids royalties (the aggregate amount of natural gas royalties and natural gas liquids royalties is the same as previously reflected for fiscal year 2023 for natural gas royalties), and (iii) corrected average sales price for natural gas. This change does not impact the prior years' financial statements or distributable income. The following table presents the quantities of oil, natural gas, and natural gas liquids sold and the average price realized for the three months ended September 30, 2024, and those realized for the comparable period in 2023.

	Three Months Ended September 30,
	2024	2023
	(unaudited)
Oil
Bbls sold	3,265	3,964
Average price	$81.11	$72.19
Natural gas
Mcf sold	5,095	3,148
Average price, net of expenses	$3.02	$2.28
Natural Gas Liquids
Mcf sold	8,437	5,512
Average price	$0.75	$0.51

General and administrative expenses decreased to $68,640 for the three months ended September 30, 2024 from $76,618 for the comparable period of 2023, primarily due to the timing of payment of professional fees.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbor created thereby. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks, and uncertainties including, but not limited to, the following: reductions in price or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; the impact of public health concerns, such as COVID-19, on future production and distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Marine’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the fiscal year ended June 30, 2024.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Argent Trust Company, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. Marine’s disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure

As of September 30, 2024, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2024.

Items 2-4.

Not applicable.

Item 5. Other Information.

(c) The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

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

MARINE PETROLEUM TRUST
Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

November 12, 2024	By:	/s/ Jana Egeler
Jana Egeler
Vice President