Form 10-Q
period 2024-12-31
MARINE PETROLEUM TRUST
filed 2025-02-13
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of February 11, 2025, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2024 and June 30, 2024

ASSETS

	December 31, 2024	June 30, 2024
	(Unaudited)
Current assets:
Cash and cash equivalents	$884,285	$965,213
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7
Total assets	$884,292	$965,220

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—
Total current liabilities	$—	$—
Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$884,292	$965,220
	$884,292	$965,220

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Month and Six Months Ended December 31, 2024 and 2023

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Income:
Oil and natural gas royalties	$159,064	$249,200	$445,562	$540,221
Interest and dividend income	6,832	13,714	22,526	27,368
Total income	165,896	262,914	468,088	567,589
Expenses:
General and administrative	(84,758)	(63,676)	(153,398)	(140,294)
Distributable income	$81,138	$199,238	$314,690	$427,295
Distributable income per unit	$0.04	$0.10	$0.16	$0.21
Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2024 and 2023

(Unaudited)

	Six Months Ended December 31,
	2024	2023
Trust corpus, beginning of period	$965,220	$978,183
Distributable income	314,690	427,295
Distributions to unitholders	(395,618)	(410,984)
Trust corpus, end of period	$884,292	$994,494
Distributions per unit	$0.20	$0.21

For the Three Months Ended December 31, 2024 and 2023

(Unaudited)

	Three Months Ended December 31,
	2024	2023
Trust corpus, beginning of period	$1,009,000	$962,577
Distributable income	81,138	199,238
Distributions to unitholders	(205,846)	(167,321)
Trust corpus, end of period	$884,292	$994,494
Distributions per unit	$0.10	$0.08

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. The financial statements included herein are unaudited, but in the opinion of Argent Trust Company, a Tennessee chartered trust company (“Argent Trust Company” or the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2025.

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
•
Marine’s expenses (including accounting, legal, other professional fees, trustee’s fees and out-of-pocket expenses) are recorded on an actual paid basis in the month paid rather than in the month incurred. Reserves for liabilities that are contingent or uncertain in amount may also be established if considered necessary, which would not be recorded under GAAP.
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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended December 31, 2024 was $102,500.

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated financial statements of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC, which are retained by and delivered to the Trust on a quarterly basis, (iii) cash distributions from the Trust’s interest in Tidelands Royalty Trust “B” (“Tidelands”), a separate royalty trust in which the Trust had a beneficial interest, until Tidelands was wound up in June 2022, (iv) dividends paid by MPC, less (v) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities and expenses incurred.

Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations

Organization

The Trust is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective February 20, 2018, Simmons Bank became corporate trustee of the Trust (“Simmons”) as a result of a merger between Simmons Bank and Southwest Bank, the former corporate trustee of the Trust. On November 4, 2021, Simmons announced that it had entered into an agreement with Argent Trust Company, pursuant to which Simmons would resign as trustee of the Trust and nominate Argent Trust Company as successor trustee of the Trust. The change in trustee from Simmons to Argent Trust Company was effective on December 30, 2022.

The defined term “Trustee” as used herein shall refer to Southwest Bank for periods from 2014 through February 19, 2018, shall refer to Simmons for periods on and after February 20, 2018 through December 29, 2022, and shall refer to Argent Trust Company for periods on and after December 30, 2022.

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

The Trustee assumes that some units of beneficial interest are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners and brokers holding an interest for a customer in street name, collectively referred to herein as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Accordingly, Argent Trust Company, EIN: 62-1437218, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. The Trustee will also post tax information at www.marps-marine.com and the contact information for the Trustee is below:

Argent Trust Company

3838 Oak Lawn, Avenue, Suite 1720

Dallas, Texas 75219

Telephone number: (855) 588-7839

trustee@marps-marine.com

Notwithstanding the foregoing, the middlemen holding Trust units on behalf of unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust units, including the issuance of Internal Revenue Service Forms 1099 and certain written tax statements. Unitholders whose Trust units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust units.

Each unitholder should consult their own tax advisor regarding Trust tax compliance matters.

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions worldwide, and in particular, political disruptions, terrorist activities, wars or other armed conflicts in oil producing regions, including the war in Eastern Europe and the Middle East;
•
worldwide economic conditions;
•
weather conditions;
•
trade barriers and tariffs;
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

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust for U.S. federal income tax purposes. A grantor trust is not subject to tax at the trust level. As a grantor trust, unitholders are taxed directly on their proportionate share of income, deduction and credit of the Trust consistent with each such unitholder’s tax status and applicable facts as though no trust were in existence. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its federal gross income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest. Each unitholder should consult its own tax advisor regarding income and franchise tax requirements, if any, applicable to such person’s ownership of Trust units.

The Leases

Marine has performed a review of the public records from the Bureau of Ocean Energy Management (BOEM) and Marine's revenue records provided by the operators. Based on this information, Marine believes that as of December 31, 2024, Marine had an overriding royalty interest in 19 different oil and natural gas leases covering an aggregate of 87,326 gross acres. The lease acreage is all located in federal waters in the Central and Western areas of the Gulf of Mexico off the coasts of Louisiana and Texas.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and six months ended December 31, 2024. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the six month period ending December 31, 2024, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas and natural gas liquids. During the six month period ending December 31, 2023, the Trust realized approximately 99% of its royalty income from the sale of oil and approximately 1% of its royalty income from the sale of natural gas and natural gas liquids. Royalty income includes royalties from oil, natural gas, and natural gas liquids received from producers.

Distributable income per unit for the six months ended December 31, 2024, was $0.16 as compared to $0.21 for the comparable period in 2023. Distributions per unit also amounted to $0.20 per unit for the six months ended December 31, 2024, a decrease from distributions of $0.21 per unit for the comparable period in 2023.

For the six months ended December 31, 2024, oil production decreased to 5,263 barrels (bbls) from 7,041 bbls for the comparable period in 2023. Natural gas volumes sold increased to 8,438 thousand cubic feet (mcf) from 5,439 mcf and natural gas liquids sold increased from 10,983 mcf to 14,930 mcf for the six months ended December 31, 2024, as compared to the same period in 2023. For the six months ended December 31, 2024, the average price realized for oil increased to $79.17 per barrel (bbl) as compared to the price of $75.71 per bbl realized for the comparable period in 2023. The average price realized for natural gas (net of expenses) increased to $2.43 per mcf as compared to the average price of $0.97 per mcf realized for the comparable period in 2023, and the average price realized for natural gas liquids (net of expenses) increased to $0.56 per mcf as compared to the average price of $0.17 per mcf realized for the comparable period in 2023.

Results of Operations—Three Months Ended December 31, 2024 Compared to the Three Months Ended December 31, 2023

Income from oil and natural gas royalties decreased to $159,064 during the three months ended December 31, 2024, from $249,200 realized for the comparable period in 2023. Royalties decreased for the three months ended December 31, 2024 as compared to the comparable period in 2023 primarily due to a check from one remitter not being received and processed by the deadline to be included in this quarter’s distribution. The decrease was partially offset by increases in the production of natural gas and natural gas liquids, and by higher natural gas, and natural gas liquids prices.

Distributable income decreased to $81,138 for the three months ended December 31, 2024, from $199,238 realized for the comparable period in 2023.

Income from oil royalties, for the three months ended December 31, 2024, decreased to $151,919 from $246,941 realized for the comparable period in 2023. The volume of oil sold in the three months ended December 31, 2024, decreased to 1,999 bbls from 3,077 bbls realized for the comparable period in 2023, and the average price realized for oil decreased to $76.01 per bbl for the three months ended December 31, 2024, from $80.25 per bbl realized for the comparable period in 2023.

Income from natural gas royalties (net of expenses), for the three months ended December 31, 2024, increased to $5,090 from $1,737 for the comparable period in 2023. The volume of natural gas sold in the three months ended December 31, 2024, increased to 3,343 mcf from 2,291 mcf realized for the comparable period in 2023, and the average price realized for natural gas (net of expenses) increased to $1.52 per mcf for the three months ended December 31, 2024, from $0.76 per mcf realized for the comparable period in 2023.

Income from natural gas liquids royalties (net of expenses), for the three months ended December 31, 2024, increased to $2,055 from $522 for the comparable period in 2023. The volume of natural gas liquids sold in the three months ended December 31, 2024, increased to 6,493 mcf from 5,471 mcf realized for the comparable period in 2023, and the average price realized for natural gas liquids (net of expenses) increased to $0.32 per mcf for the three months ended December 31, 2024, from $0.10 per mcf realized for the comparable period in 2023.

The following table presents the quantities of oil, natural gas, and natural gas liquids sold and the average price realized for the three months ended December 31, 2024, and those realized for the comparable period in 2023. The three months ended December 31, 2023 has been revised from the prior presentation to present the natural gas liquids separately from natural gas. In previous years, the natural gas liquids revenue was included with the natural gas revenue and the average price of natural gas was calculated using the combined revenue number but did not include the natural gas liquids quantities sold. The information in the table below was revised for fiscal year 2023 to conform with the current year presentation to (i) provide natural gas liquids quantities sold, and average sales price for natural gas liquids and (ii) update the average sales price for natural gas. The volumes for natural gas have not been changed. These updates do not impact the prior years' financial statements or distributable income.

	Three Months Ended December 31,
	2024	2023
	(unaudited)
Oil
Bbls sold	1,999	3,077
Average price	$76.01	$80.25
Natural gas
Mcf sold	3,343	2,291
Average price, net of expenses	$1.52	$0.76
Natural Gas Liquids
Mcf sold	6,493	5,471
Average price	$0.32	$0.10

General and administrative expenses increased to $84,758 for the three months ended December 31, 2024 from $63,676 for the comparable period of 2023, primarily due to the timing of payment of professional fees.

Results of Operations—Six Months Ended December 31, 2024 Compared to the Six Months Ended December 31, 2023

Income from oil and natural gas royalties decreased to $445,562 during the six months ended December 31, 2024, from $540,221 realized for the comparable period in 2023. Royalties decreased for the six months ended December 31, 2024, primarily due to a decrease in production of oil, offset somewhat by increases in the price of oil, natural gas and natural gas liquids, as well as increases in the production of natural gas and natural gas liquids.

Distributable income decreased to $314,690 for the six months ended December 31, 2024 from $427,295 realized for the comparable period in 2023.

Income from oil royalties for the six months ended December 31, 2024, decreased to $416,705 from $533,109 realized for the comparable period in 2023. The volume of oil sold in the six months ended December 31, 2024, decreased to 5,263 bbls from 7,041 bbls realized for the comparable period in 2023, and the average price realized for oil inccreased to $79.17 per bbl for the six months ended December 31, 2024, from $75.71 per bbl realized for the comparable period in 2023.

Income from natural gas royalties (net of expenses) for the six months ended December 31, 2024, increased to $20,474 from $5,272 for the comparable period in 2023. The volume of natural gas sold in the six months ended December 31, 2024, increased to 8,438 mcf from 5,439 mcf realized for the comparable period in 2023, and the average price realized for natural gas (net of expenses) decreased to $2.43 per mcf for the six months ended December 31, 2024, from $0.97 per mcf realized for the comparable period in 2023.

Income from natural gas liquids royalties (net of expenses), for the six months ended December 31, 2024, increased to $8,383 from $1,839 for the comparable period in 2023. The volume of natural gas liquids sold in the six months ended December 31, 2024, increased to 14,930 mcf from 10,983 mcf realized for the comparable period in 2023, and the average price realized for natural gas liquids (net of expenses) increased to $0.56 per mcf for the six months ended December 31, 2024, from $0.17 per mcf realized for the comparable period in 2023.

The following table presents the quantities of oil and natural gas sold and the average price realized for the six months ended December 31, 2024, and those realized for the comparable period in 2023. The six months ended December 31, 2023, has been revised from the prior presentation to present the natural gas liquids separately from natural gas. In previous years, the natural gas liquids revenue was included with the natural gas revenue and the average price of natural gas was calculated using the combined revenue number but did not include the natural gas liquids quantities sold. The information in the table below was revised for fiscal year 2023 to conform with the current year presentation to (i) provide natural gas liquids quantities sold, and average sales price for natural gas liquids and (ii) update the average sales price for natural gas. The volumes for natural gas have not been changed. These updates do not impact the prior years’ financial statements or distributable income.

	Six Months Ended December 31,
	2024	2023
	(unaudited)
Oil
Bbls sold	5,263	7,041
Average price	$79.17	$75.71
Natural gas
Mcf sold	8,438	5,439
Average price, net of expenses	$2.43	$0.97
Natural Gas Liquids
Mcf sold	14,930	10,983
Average price	$0.56	$0.17

General and administrative expenses increased to $153,398 for the six months ended December 31, 2024 from $140,294 for the comparable period of 2023, primarily due to the timing of payment of professional fees.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Argent Trust Company, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. Marine’s disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure

As of December 31, 2024, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

February 13, 2025	By:	/s/ Jana Egeler
Jana Egeler
Vice President