Form 10-Q
period 2025-03-31
MARINE PETROLEUM TRUST
filed 2025-05-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 14, 2025, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2025 and June 30, 2024

ASSETS

	March 31, 2025	June 30, 2024
	(Unaudited)
Current assets:
Cash and cash equivalents	$972,599	$965,213
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7
Total assets	$972,606	$965,220

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—
Total current liabilities	$—	$—
Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$972,606	$965,220
	$972,606	$965,220

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months and Nine Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Income:
Oil and natural gas royalties	$332,993	$234,500	$778,554	$774,721
Interest and dividend income	5,095	13,070	27,627	40,438
Total income	338,088	247,570	806,181	815,159
Expenses:
General and administrative	(95,670)	(132,046)	(249,073)	(272,340)
Distributable income	$242,418	$115,524	$557,108	$542,819
Distributable income per unit	$0.12	$0.06	$0.28	$0.27
Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Nine Months Ended March 31, 2025 and 2024

(Unaudited)

	Nine Months Ended March 31,
	2025	2024
Trust corpus, beginning of period	$965,220	$978,183
Distributable income	557,108	542,819
Distributions to unitholders	(549,722)	(614,205)
Trust corpus, end of period	$972,606	$906,797
Distributions per unit	$0.27	$0.31

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Trust corpus, beginning of period	$884,292	$994,494
Distributable income	242,418	115,524
Distributions to unitholders	(154,104)	(203,221)
Trust corpus, end of period	$972,606	$906,797
Distributions per unit	$0.08	$0.10

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended March 31, 2025 was $75,500.

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

The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of America, pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, these interests were largely held by Chevron Corporation (“Chevron”) and are now predominantly held by its assignees, including Arena Energy, LP (collectively with Chevron and its assignees, the “Interest Owners”). The Trust holds title to interests in properties that are situated offshore of Texas.

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

The Leases

Marine has performed a review of the public records from the Bureau of Ocean Energy Management (BOEM) and Marine's revenue records provided by the operators. Based on this information, Marine believes that as of March 31, 2025, Marine had an overriding royalty interest in 19 different oil and natural gas leases covering an aggregate of 87,326 gross acres. The lease acreage is all located in federal waters in the Central and Western areas of the Gulf of America off the coasts of Louisiana and Texas.

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

Marine holds an overriding royalty interest that is equal to three-fourths of one percent of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 19 leases covering 87,326 gross acres located in the Gulf of America. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that the Interest Owners may acquire.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and nine months ended March 31, 2025. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended March 31, 2025, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas and natural gas liquids. During the nine months ended March 31, 2024, the Trust realized approximately 99% of its royalty income from the sale of oil and approximately 1% of its royalty income from the sale of natural gas and natural gas liquids. Royalty income includes royalties from oil, natural gas, and natural gas liquids received from producers.

Distributable income per unit for the nine months ended March 31, 2025, was $0.28 as compared to $0.27 for the comparable period in 2024. Distributions per unit also amounted to $0.27 per unit for the nine months ended March 31, 2025, a decrease from distributions of $0.31 per unit for the comparable period in 2024.

For the nine months ended March 31, 2025, oil production decreased to 9,718 barrels (bbls) from 10,005 bbls for the comparable period in 2024. Natural gas volumes sold increased to 14,677 thousand cubic feet (mcf) from 7,615 mcf and natural gas liquids sold increased from 14,524 mcf to 26,686 mcf for the nine months ended March 31, 2025, as compared to the same period in 2024. For the nine months ended March 31, 2025, the average price realized for oil decreased to $75.67 per barrel (bbl) as compared to the price of $76.60 per bbl realized for the comparable period in 2024. The average price realized for natural gas (net of expenses) increased to $2.10 per mcf as compared to the average price of $0.84 per mcf realized for the comparable period in 2024, and the average price realized for natural gas liquids (net of expenses) increased to $0.46 per mcf as compared to the average price of $0.14 per mcf realized for the comparable period in 2024.

Results of Operations—Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Income from oil and natural gas royalties increased to $332,993 during the three months ended March 31, 2025, from $234,500 realized for the comparable period in 2024. Royalties increased for the three months ended March 31, 2025 as compared to the comparable period in 2024 primarily due to increases in the production of oil, natural gas, and natural gas liquids.

Distributable income increased to $242,418 for the three months ended March 31, 2025, from $115,524 realized for the comparable period in 2024.

Income from oil royalties, for the three months ended March 31, 2025, increased to $318,672 from $233,186 realized for the comparable period in 2024. The volume of oil sold in the three months ended March 31, 2025, increased to 4,455 bbls from 2,964 bbls realized for the comparable period in 2024, and the average price realized for oil decreased to $71.53 per bbl for the three months ended March 31, 2025, from $78.67 per bbl realized for the comparable period in 2024.

Income from natural gas royalties (net of expenses), for the three months ended March 31, 2025, increased to $10,319 from $1,058 for the comparable period in 2024. The volume of natural gas sold in the three months ended March 31, 2025, increased to 6,239 mcf from 2,176 mcf realized for the comparable period in 2024, and the average price realized for natural gas (net of expenses) increased to $1.65 per mcf for the three months ended March 31, 2025, from $0.49 per mcf realized for the comparable period in 2024.

Income from natural gas liquids royalties (net of expenses), for the three months ended March 31, 2025, increased to $4,001 from $257 for the comparable period in 2024. The volume of natural gas liquids sold in the three months ended March 31, 2025, increased to 11,756 mcf from 3,541 mcf realized for the comparable period in 2024, and the average price realized for natural gas liquids (net of expenses) increased to $0.34 per mcf for the three months ended March 31, 2025, from $0.07 per mcf realized for the comparable period in 2024.

The following table presents the quantities of oil, natural gas, and natural gas liquids sold and the average price realized for the three months ended March 31, 2025, and those realized for the comparable period in 2024. The three months ended March 31, 2024 has been revised from the prior presentation to present the natural gas liquids separately from natural gas. In previous years, the natural gas liquids revenue was included with the natural gas revenue and the average price of natural gas was calculated using the combined revenue number but did not include the natural gas liquids quantities sold. The information in the table below was revised for fiscal year 2024 to conform with the current year presentation to (i) provide natural gas liquids quantities sold, and average sales price for natural gas liquids and (ii) update the average sales price for natural gas. The volumes for natural gas have not been changed. These updates do not impact the prior years' financial statements or distributable income.

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Oil
Bbls sold	4,455	2,964
Average price	$71.53	$78.67
Natural gas
Mcf sold	6,239	2,176
Average price, net of expenses	$1.65	$0.49
Natural Gas Liquids
Mcf sold	11,756	3,541
Average price	$0.34	$0.07

General and administrative expenses decreased to $95,670 for the three months ended March 31, 2025 from $132,046 for the comparable period of 2024, primarily due to the timing of payment of professional fees.

Results of Operations—Nine months Ended March 31, 2025 Compared to the Nine months ended March 31, 2024

Income from oil and natural gas royalties increased to $778,554 during the nine months ended March 31, 2025, from $774,721 realized for the comparable period in 2024. Royalties increased for the nine months ended March 31, 2025, primarily due to an increase in the price and volume of natural gas and natural gas liquids.

Distributable income increased to $557,108 for the nine months ended March 31, 2025 from $542,819 realized for the comparable period in 2024.

Income from oil royalties for the nine months ended March 31, 2025, decreased to $735,377 from $766,295 realized for the comparable period in 2024. The volume of oil sold in the nine months ended March 31, 2025, decreased to 9,718 bbls from 10,005 bbls realized for the comparable period in 2024, and the average price realized for oil decreased to $75.67 per bbl for the nine months ended March 31, 2025, from $76.60 per bbl realized for the comparable period in 2024.

Income from natural gas royalties (net of expenses) for the nine months ended March 31, 2025, increased to $30,848 from $6,395 for the comparable period in 2024. The volume of natural gas sold in the nine months ended March 31, 2025, increased to 14,677 mcf from 7,615 mcf realized for the comparable period in 2024, and the average price realized for natural gas (net of expenses) increased to $2.10 per mcf for the nine months ended March 31, 2025, from $0.84 per mcf realized for the comparable period in 2024.

Income from natural gas liquids royalties (net of expenses), for the nine months ended March 31, 2025, increased to $12,330 from $2,031 for the comparable period in 2024. The volume of natural gas liquids sold in the nine months ended March 31, 2025, increased to 26,686 mcf from 14,524 mcf realized for the comparable period in 2024, and the average price realized for natural gas liquids (net of expenses) increased to $0.46 per mcf for the nine months ended March 31, 2025, from $0.14 per mcf realized for the comparable period in 2024.

The following table presents the quantities of oil and natural gas sold and the average price realized for the nine months ended March 31, 2025, and those realized for the comparable period in 2024. The nine months ended March 31, 2024, has been revised from the prior presentation to present the natural gas liquids separately from natural gas. In previous years, the natural gas liquids revenue was included with the natural gas revenue and the average price of natural gas was calculated using the combined revenue number but did not include the natural gas liquids quantities sold. The information in the table below was revised for fiscal year 2024 to conform with the current year presentation to (i) provide natural gas liquids quantities sold, and average sales price for natural gas liquids and (ii) update the average sales price for natural gas. The volumes for natural gas have not been changed. These updates do not impact the prior years’ financial statements or distributable income.

	Nine Months Ended March 31,
	2025	2024
	(unaudited)
Oil
Bbls sold	9,718	10,005
Average price	$75.67	$76.60
Natural gas
Mcf sold	14,677	7,615
Average price, net of expenses	$2.10	$0.84
Natural Gas Liquids
Mcf sold	26,686	14,524
Average price	$0.46	$0.14

General and administrative expenses decreased to $249,073 for the nine months ended March 31, 2025 from $272,340 for the comparable period of 2024, primarily due to the timing of payment of professional fees.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor created thereby. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks, and uncertainties including, but not limited to, the following: reductions in price or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; the impact of public health concerns, such as COVID-19, on future production and distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the resignation of the Trustee; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Argent Trust Company, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. Marine’s disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure

As of March 31, 2025, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

May 14, 2025	By:	/s/ Jana Egeler
Jana Egeler
Vice President