Form 10-K
period 2025-06-30
MARINE PETROLEUM TRUST
filed 2025-09-29
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $7,940,000. (For purposes of determination of the above stated amount, only directors, executive officers and 10% or greater unitholders have been deemed affiliates.)

The number of units of beneficial interest outstanding as of September 29, 2025 was 2,000,000.

i

PART I

ITEM 1. BUSINESS

Organization. Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective December 30, 2022, Argent Trust Company, a Tennessee chartered trust company (the “Trustee”) became corporate trustee of the Trust.

The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of America (formerly known as the Gulf of Mexico), pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation (“Gulf”). As a result of various transactions that have occurred since 1956, these interests were largely held by Chevron Corporation (“Chevron”) and are now predominately held by its assignees, including Arena Energy, LP (“Arena,” and collectively with Chevron and its assignees, the “Interest Owners”). The Trust holds title to interests in properties that are situated offshore of Texas.

The Trust’s indenture (the “Indenture”) provides that the corporate trustee is to distribute all cash in the Trust, less an amount reserved for the payment of accrued liabilities and estimated future expenses, to unitholders of record on the last business day of February, May, August and November. Payments are to be made on the 28th day of September, December, March and June of each fiscal year. If the 28th falls on a Saturday, Sunday or legal holiday, the distribution is payable on the next succeeding business day.

The Indenture prohibits the operation of any kind of trade or business by the Trust and also provides that the term of the Trust will expire on June 1, 2041, unless extended by the vote of the holders of a majority of the outstanding units of beneficial interest.

Effective October 19, 2017, Simmons First National Corporation (“SFNC”) completed its acquisition of First Texas BHC, Inc., the parent company of Southwest Bank. SFNC is the parent of Simmons Bank (“Simmons”). SFNC merged Southwest Bank, the former corporate trustee of the Trust, with Simmons effective February 20, 2018. Effective December 30, 2022, Argent Trust Company succeeded Simmons as the corporate trustee of the Trust following Simmons resignation as trustee. The defined term “Trustee” as used herein shall refer to Simmons for periods on and after February 20, 2018 through December 29, 2022, and to Argent Trust Company for periods on and after December 30, 2022.

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

As of the date of filing of this Annual Report on Form 10-K, the leases subject to Marine’s interests cover an aggregate of 87,646 gross acres. These leases will remain in force until the leases terminate or expire pursuant to their respective terms. Leases may be voluntarily released by the working interest owner after oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover and produce sufficient reserves to make development economically worthwhile. In addition, the U.S. federal government may terminate a lease if the working interest owner fails to develop a lease once it is acquired.

For the fiscal year ended June 30, 2025, approximately 94% of Marine’s royalty revenues were attributable to the sale of oil and approximately 6% of Marine’s royalty revenues were attributable to the sale of natural gas and natural gas liquids. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percentage of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2025	2024	2023
Arena Energy, LP	100%	100%	99%
Chevron USA, Inc.(1)	0%	0%	1%
	100%	100%	100%

1) Percent of royalty revenue received from Chevron USA, Inc. during fiscal 2025 and 2024 was less than 1%.

Marine derives no revenues from foreign sources and has no export sales.

Trust Functions. The Trust is administered by officers and employees of its Trustee. The Trust has no employees. See “Item 10. Directors, Executive Officers and Corporate Governance.”

All aspects of Marine’s operations are conducted by third parties. These operations include the production and sale of oil and natural gas and the calculation of royalty payments to Marine, which are conducted by oil and natural gas companies that lease tracts subject to Marine’s interests. Equiniti Trust Company LLC is the transfer agent for Marine and is responsible for processing and paying distributions.

The ability of Marine to receive revenues is entirely dependent upon its rights with respect to the leases held by the Interest Owners in the Gulf of America (as more fully described in “Item 2. Properties” below). Moreover, no revenues are payable to Marine until sales of production commence from any such lease.

The royalty interests held by Marine are depleting with each barrel of oil and cubic foot of natural gas produced. No funds are reinvested by Marine; thus, these depleting assets are not being replaced.

Website/SEC Filings. Marine’s Internet address is www.marps-marine.com. You can review, free of charge, the filings the Trust has made with respect to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We shall post these reports to our Internet address as soon as reasonably practicable after we electronically file them with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”).

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

Marine’s quarterly distributions are highly dependent upon the prices realized from the sale of oil and natural gas. Any sustained decline in Marine’s distributable income would cause a decrease in the value of cash distributions to its unitholders and could result in Marine being unable to make a cash distribution to its unitholders in one or more quarters, as well as resulting in a decrease of the market price of the units.

Historically, oil and natural gas prices have been volatile and are likely to continue to be volatile in the future due to factors beyond Marine’s control. These factors include, but are not limited to:

•
political conditions worldwide, and in particular, political disruptions, terrorist activities, wars or other armed conflicts in oil producing regions, including in Eastern Europe and the Middle East;
•
worldwide economic and geopolitical conditions;
•
trade barriers and tariffs;
•
weather conditions;
•
public health concerns, such as COVID-19;
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

Pandemics or other public health concerns, such as COVID-19, or the novel coronavirus, and any measures taken to mitigate such health concerns, could adversely affect the business and operations of the operators, which in turn could have an adverse effect on Trust distributions.

Demand for oil and gas, and the business and operations of the operators of the oil and natural gas leases, have been, and may in the future be, adversely impacted by public health concerns such as the COVID-19 pandemic and measures taken to mitigate its impact. The industry experienced a sharp and rapid decline in the demand for crude oil and natural gas as the U.S. and global economy in 2020, and commodity prices were negatively impacted as economic activity was curtailed in response to the COVID-19 pandemic, as well as due to other geopolitical factors. Future pandemics or other significant public health events could have a material adverse effect on the operators’ business and financial condition.

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

The trading volume of Marine’s units has historically been low. As a result, sales of small amounts of the units in the public market could cause the price of the units to fluctuate greatly, including in a materially adverse manner. In addition, a more active trading market for Marine’s units may not develop, or if it does develop, may not continue, and a unitholder may find it difficult to dispose of, or to obtain accurate quotations as to the market value of, our units.

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

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2025, two working interest owners accounted for 100% of the royalty payments to Marine, one of which accounted for more than 99% of such royalty payments. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

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

The Trustee maintains cybersecurity protocols to secure sensitive, non-public information. If the measures taken to protect against cybersecurity disruptions prove to be insufficient or if proprietary data is otherwise not protected, the Trustee or customers, employees, or third parties could be adversely affected. Marine is also exposed to potential harm from cybersecurity events that may affect the operations of third-parties, including suppliers, service providers (including providers of cloud-hosting services for our data or applications), and customers. Cybersecurity disruptions could cause harm to people or the environment; damage or destroy assets; compromise business systems; result in proprietary information being altered, lost, or stolen; result in employee, customer, or third-party information being compromised; or otherwise disrupt business operations. Marine could incur significant costs to remedy the effects of a major cybersecurity disruption in addition to costs in connection with resulting regulatory actions, litigation, or reputational harm. As a result, such costs could decrease Marine’s distributions to its unitholders.

Terrorism and continued geopolitical hostilities, including the war in Ukraine and the war between Israel and Hamas, could adversely affect Marine’s distributions to its unitholders or the market price of its units.

Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as military or other actions taken in response to such attacks or threats, could cause instability in the global financial, oil and natural gas markets. Terrorism and other geopolitical hostilities, including in Eastern Europe and the Middle East, could adversely affect Marine’s distributions to its unitholders or the market price of its units in unpredictable ways, including through the disruption of oil and natural gas supplies and markets, increased volatility in oil and natural gas prices, or the possibility that the infrastructure on which the operators of the underlying properties rely could be a direct target or an indirect casualty of an act of terror.

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

The financial statements of Marine are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting that differs from generally accepted accounting principles in the United States (“GAAP”). Although the modified cash basis of accounting is permitted for royalty trusts by the SEC, the financial statements of Marine differ from financial statements prepared in accordance with GAAP because royalty income is recognized in the month it is received rather than in the month of production, expenses are recorded in the month paid rather than in the month incurred and reserves may be established for contingencies that would not be recorded under GAAP.

If the Trust becomes subject to the Texas franchise tax, the Trustee may have to withhold amounts from future distributions to pay the tax liability.

The State of Texas imposes a franchise tax that applies to most business entities doing business in Texas. Trusts, however, other than business trusts (as defined in U.S. Treasury Regulation section 301.7701-4(b)), that meet certain statutory requirements are exempt from the franchise tax as “passive entities.”

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2025 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to reduce distributions by the amount required to satisfy and pay the Trust’s franchise tax liability for the years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years in which the Trust fails to qualify for an exemption and has total revenues in excess of the applicable no tax due threshold, which is currently $2,470,000.

If the Trust is exempt from the Texas franchise tax as a passive entity, each unitholder that is subject to the Texas franchise tax as a taxable entity under the Texas Tax Code should generally include its share of the Trust’s revenue in its franchise tax computation. The Texas franchise tax does not apply to natural persons. Each unitholder is urged to consult its own tax advisor regarding its possible Texas franchise tax liability. MPC is a taxable entity for Texas franchise tax purposes but has historically not owed any amounts under the Texas franchise tax because its annualized revenues have not exceeded the applicable no tax due threshold.

Item 1B. Unresolved Staff Comments

Not applicable.

ITEM 1C. CYBERSECURITY.

The Trust does not have a board of directors; therefore, the Trustee is responsible for oversight of the Trust’s risks from cybersecurity threats. The Trustee has dedicated personnel responsible for assessing and managing the Trust’s cyber risk management program, informing senior management of the Trustee regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervising such efforts. The Trustee’s information technology team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by the Trustee to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. External partners are a key part of the Trustee’s cybersecurity protocols and policies. The Trustee works with leading firms in the cybersecurity industry, leveraging their technology and expertise to monitor and maintain the performance and effectiveness of products and services that are used by the Trustee.

The Trustee maintains a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, which processes are integrated into the Trustee’s overall risk management process. The Trustee maintains robust cybersecurity protocols including, but not limited to technological capabilities that prevent and detect disruptions; computer workstations and programs protected with passwords and passphrases, as well as employee training throughout the year on financial regulations and cybersecurity followed up by testing of that knowledge. The protocols are based on recognized best practices and standards for cybersecurity and information technology. The Trustee has an annual assessment, performed by a third party vendor, of the Trustee’s cyber risk management program.

Other non-technical protocols include securing of documents and work areas that could contain personal, non-public information and independent verification of information changes by outside vendors.

The Trust faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. The Trustee has experienced, and will continue to experience, cyber incidents in the normal course of its business. However, prior cybersecurity incidents have not had a material adverse effect on the Trust’s business, financial condition, results of operations, or cash flows. See Item 1A “Risk Factors – Risks Related to Units – The Trustee may be subject to attempted cybersecurity disruptions from a variety of sources including state-sponsored actors.”

ITEM 2. PROPERTIES

General. Marine is not engaged in oil and natural gas exploration or production operations, and its only industry segment or purpose is the administration and collection of royalties. Marine’s income is based upon the oil and natural gas operations of third parties. Marine’s income is derived from contracts that provide for payments in the nature of overriding royalties made to Marine based on oil and natural gas sales from certain leases in the Gulf of America. Marine does not own or directly lease any physical properties.

Reserves. As indicated above, Marine is not engaged in the exploration or production of oil or natural gas. Marine’s income is derived from overriding royalty payments that are carved out of working interests in oil and natural gas leases in the Gulf of America. Marine does not have the engineering data necessary to make an estimate of the proved oil and natural gas reserves attributable to such working interests (nor the present value of future net cash flows from such reserves), and Marine is not entitled to receive such data from the owners of the working interests from which its interests are derived. See also “Item 2. Properties — Difficulty in Obtaining Certain Data.” Since Marine does not have access to this reserve information, Marine is unable to compute the standardized measure of discounted future net cash flows attributable to such working interests.

Marine did not file any reports during the fiscal year ended June 30, 2025 with any U.S. federal authority or agency with respect to oil and natural gas reserves.

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

	Fiscal Year Ended June 30,
	2025	2024	2023
Net quantities sold:
Oil (in barrels [“bbls”])	12,706	12,805	16,817
Natural gas (in thousands of cubic feet [“mcf”])	19,524	11,399	12,712
Natural gas liquids (in thousands of cubic feet [“mcf”])	35,183	20,339	22,152
Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$74.63	$76.54	$90.59
Natural gas, net of expenses (per mcf) (1)	$2.41	$0.92	$5.59
Natural gas liquids, net of expenses (per mcf) (1)	$0.45	$0.16	$0.69

(1)
The average sales price is calculated from data provided by the operators.

Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Productive Wells. Marine has performed a review of public records from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEM”), a division of the U.S. government, and Marine's revenue records provided by the operators. Based on this information, Marine believes there are approximately 74 gross active wells subject to Marine’s interests. Marine believes that the term “active wells” is synonymous with the term “productive wells” as defined in Item 1205 of Regulation S-K. While Marine believes that most of the active wells produce both oil and natural gas, Marine is unable to determine the actual number of wells classified as either oil or natural gas wells without unreasonable effort and expense. See “Item 2. Properties — Difficulty in Obtaining Certain Data.”

Drilling Activity. Based on information from BOEM, revenue records from remitters received by Marine, and other information from a third-party, which has access to records from other public sources, Marine believes there were no wells drilled or recompleted in which Marine had an interest during the fiscal year 2025. Using these same sources, the Trust believes there were nine wells drilled or recompleted in which Marine had an interest during fiscal year 2024.

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. Marine has performed a review of the public records from BOEM and Marine's revenue records provided by the operators. Based on this information, Marine believes that as of June 30, 2025, Marine had an overriding royalty interest in 19 different oil and natural gas leases covering an aggregate of 87,646 gross acres. The lease acreage number was corrected from the previously reported number of 87,326 in 2024, which was due to an error in the calculation of acreage for the existing leases. The lease acreage is all located in federal waters in the Central and Western areas of the Gulf of America off the coasts of Louisiana and Texas.

Leases are typically granted for a term of five years, during which the lease owner must establish commercial production, or the lease expires. Marine’s overriding royalty area is determined by a contract that defines the area in which Marine is entitled to receive a royalty interest. In some cases, that area does not cover an entire lease block. In those cases, Marine’s royalty interest only applies to the area that lies within the lease. Of the aggregate of 87,646 total gross acres in which Marine has an overriding royalty interest, there are 210 gross acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.

The overriding royalty interest owned by Marine is three-fourths of 1% of the working interest held by the Interest Owners. The fractional interest therefore varies from lease to lease.

Present Activities. Based upon review of public records available to the Trust, Marine believes that as of June 30, 2025, operators had designated three locations for additional operations, which may include drilling, work overs or recompletions of existing wells, sidetracks, or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements. Marine will not necessarily be updated on the status of any of the development activities beyond what can be found in the public records available to Marine.

Difficulty in Obtaining Certain Data. Marine’s only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of America, pursuant to purchase agreements between Marine’s predecessors and Gulf and its transferees. The leasehold working interests that are subject to the rights held by Marine were owned, in most cases, in whole or in part by Chevron, and now predominately held by its assignees, including Arena, or other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Marine’s interests, including, but not limited to, (i) reserves, (ii) the availability of oil and natural gas, (iii) the average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Marine does not have access to engineering data regarding these leaseholds and believes that such information would have been compiled principally by or for the working interest owners of these leaseholds, and that such information is unreasonably difficult for Marine to obtain. As a result, Marine believes that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 and Subpart 1200 of Regulation S-K.

ITEM 3. LEGAL PROCEEDINGS

To the Trustee’s knowledge, neither the Trust nor MPC, nor any of their respective properties, is a party to or subject to any material pending litigation as of the date hereof.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The units of beneficial interest in the Trust trade on the Nasdaq Capital Market under the symbol “MARPS.” Distributions of cash are made to unitholders quarterly.

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On September 23, 2025, these outstanding units of record were held by 176 unitholders.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $44,500 for the distribution paid on June 30, 2025. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date less reserves for future expenses.

The Trust does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2025.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2025 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Julia Nwanya, Argent Trust Company, 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas, 75219.

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2025 distribution of $0.11 per unit increased from the March 2025 distribution of $0.08 per unit. As disclosed in a press release dated August 19, 2025, the September 2025 distribution of $0.07 per unit will be a decrease from the June 2025 distribution of $0.11 per unit.

Marine’s distributable income for fiscal 2025 amounted to $727,995, or $0.36 per unit, as compared to $713,165, or $0.36 per unit, in fiscal 2024. Distributions to unitholders are calculated and paid out net of reserve for future expenses, which are estimated by the Trustee on a quarterly basis.

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

	Fiscal Year Ended June 30,
	2025	2024
Wells Drilled or Recompleted (Gross)	—	9
Active Wells (Gross)	74	75

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil, natural gas, and natural gas liquids during fiscal 2025 and 2024.

	Fiscal Year Ended June 30,
	2025	2024
Income from:
Oil royalties	$948,249	$980,110
Natural gas royalties	46,956	10,464
Natural gas liquid royalties	15,899	3,568
	$1,011,104	$994,142
Net quantities sold:
Oil (bbls)	12,706	12,805
Natural gas (mcf)	19,524	11,399
Natural gas liquids (mcf)	35,183	20,339

Average price:
Oil (per bbl) (1)	$74.63	$76.54
Natural gas, net of expenses (per mcf)	$2.41	$0.92
Natural gas liquids, net of expenses (per mcf)	$0.45	$0.16

(1)
These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2025 Compared to Fiscal Year 2024. During fiscal 2025, Marine received approximately 94% of its royalty income from the sale of oil and 6% of its royalty income from the sale of natural gas and natural gas liquids, as compared to approximately 99% of its royalty income from the sale of oil and 1% of its royalty income from the sale of natural gas and natural gas liquids in fiscal year 2024. Income from oil and natural gas royalties in fiscal 2025 increased approximately 2% from fiscal 2024, primarily due to increases in prices and production of natural gas and natural gas liquids.

Revenue from oil royalties amounted to $948,249 in fiscal 2025, a decrease from the $980,110 realized in fiscal 2024. The average price realized for a barrel of oil decreased to $74.63 in fiscal 2025 from the $76.54 realized in fiscal 2024. In fiscal 2025, oil production decreased to 12,706 bbls from the 12,805 bbls sold in fiscal 2024.

Revenue from natural gas royalties amounted to $46,956 in fiscal 2025, an increase from the $10,464 realized in fiscal 2024. Revenue from natural gas liquids royalties amounted to $15,899 in fiscal 2025, an increase from $3,568 realized in fiscal 2024. In fiscal 2025, the average price per mcf of natural gas increased to $2.41, from the $0.92 realized in fiscal 2024. Natural gas liquids average price per mcf was $0.45 in fiscal 2025, an increase from $0.16 for fiscal 2024. Natural gas production increased to 19,524 mcf for natural gas and 35,183 mcf for natural gas liquids for fiscal year 2025 from 11,399 mcf for natural gas and 20,339 mcf for natural gas liquids production for fiscal year 2024.

General and administrative expenses for fiscal 2025 amounted to $315,835 a decrease from the $331,832 recorded in fiscal 2024, due to a decrease in investor fees and printing expenses.

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

Forward-Looking Statements. The statements discussed in this Annual Report on Form 10-K regarding Marine’s future financial performance and results of operations, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Marine uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. All forward-looking statements speak only as of the date on which they are made. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks and uncertainties including, but not limited to, the following: reductions in prices or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum producing nations; other changes in domestic and international energy markets; the impact of pandemics or other public health concerns; and the expiration, termination or release of leases subject to Marine’s interests. Events may occur in the future that Marine is unable to accurately predict, or over which it has no control. If one or more of these uncertainties as well as other risks of which we are not aware materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those contained in the forward-looking statements included in this Annual Report on Form 10-K. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2025, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2025. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION

(a) None.

(b) The Trust does not have any directors or officers, and as a result, no such person adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K, during the most recent fiscal quarter.

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

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Trust’s directors, officers or beneficial owners of more than ten percent of a registered class of the Trust’s equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Trust with copies of all such reports.

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trustee believes that during the fiscal year of 2025, no person who was a beneficial owner of more than ten percent of the Trust’s units failed to file on a timely basis any report required by Section 16(a).

Insider Trading Policy. Because the Trust does not have officers, directors, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or other disposition of Trust securities by such persons.

ITEM 11. EXECUTIVE COMPENSATION

The Trust has no directors or officers and is administered by the Trustee. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, has not engaged any consultants to provide advice or recommendations on the amount or form of compensation, and there are no units reserved for issuance under any such plans. The Trust does not have a principal executive officer or employees and therefore, the pay ratio disclosure is not applicable. During the past three fiscal years, the Trust paid or accrued fees to the Trustee, as set forth below.

Name of Individual or Entity	Fiscal Year	Other Annual Compensation (1)
Argent Trust Company, Trustee	2025	$28,000
Argent Trust Company, Trustee	2024	$28,000
Argent Trust Company, Trustee	2023	$14,000
Simmons Bank, Trustee	2023	$14,000

(1)
Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of June 30, 2025, based solely on the Trust’s review of information filed as of September 25, 2025 with the SEC and information provided by such persons:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Michael R. Paslay(1)	152,753 units	7.6%
20019 St. Hwy 64E
Arp, Texas 75750
Ottie K. Paslay(2)	159,865 units	8.0%
20019 St. Hwy 64E
Arp, Texas 75750
Patricia Martin	174,529 units	8.7%
110 Woodbine Place
Missoula, MT 59803

(1)
Includes 9,519 units over which Michael R. Paslay has sole voting and dispositive power and 143,234 units held by Paslay Family Limited Partnership. Paslay Family Texas, LLC serves as the general partner of Paslay Family Limited Partnership. Mr. Paslay serves as the Manager of Paslay Family Texas, LLC. By virtue of these relationships, Paslay Family Texas, LLC and Mr. Paslay may be deemed to beneficially own the units owned directly by Paslay Family Limited Partnership.
(2)
Includes 27,556 units over which Ms. Paslay has sole voting and dispositive power and 132,309 units held directly by the Robert H. Paslay Family Trust (“RHP Family Trust”). Ms. Paslay serves as the Trustee of the RHP Family Trust. By virtue of this relationship, Ms. Paslay may be deemed to beneficially own the units owned directly by the RHP Family Trust.

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal 2025. The Trustee knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust has no directors or executive officers. See Item 11 for the renumeration received by the Trustee during the fiscal years ended June 30, 2025, 2024, and 2023.

ITEM 14. Principal AccountING Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2025 and 2024 were as follows:

	2025	2024
Audit Fees	$65,625	$60,930
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustee and Unitholders of

Marine Petroleum Trust and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2025 and 2024, and the related consolidated statements of distributable income and changes in trust corpus for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of June 30, 2025 and 2024, and the distributable income and changes in trust corpus for each of the two years in the period ended June 30, 2025, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Trustee. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ WEAVER AND TIDWELL, L.L.P.

Little Falls, New Jersey

September 29, 2025

We have served as the Trust’s auditor since 2011.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

For the Fiscal Years Ended June 30,

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$921,520	$965,213
Federal income taxes refundable	—	—
Producing oil and gas properties	7	7
Total assets	$921,527	$965,220
Liabilities and Trust Corpus
Current liabilities:
Federal income taxes payable	—	—
Total current liabilities	$—	$—
Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	$921,527	965,220
	$921,527	$965,220

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2025	2024
Income:
Oil and natural gas royalties	$1,011,104	$994,142
Interest and other income	32,726	50,855
Total income	$1,043,830	$1,044,997
Expenses:
General and administrative	$(315,835)	$(331,832)
Distributable income	$727,995	$713,165
Distributable income per unit	$0.36	0.36
Units outstanding	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2025	2024
Trust corpus, beginning of year	$965,220	$978,183
Distributable income	727,995	713,165
Distributions to unitholders	(771,688)	(726,128)
Trust corpus, end of year	$921,527	$965,220
Distributions per unit	$0.39	$0.36

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)
Trust Organization and Summary of Significant Accounting Policies
(a)
General

Marine Petroleum Trust (the “Trust”) was established on June 1, 1956 with the transfer of property to the Trust consisting of certain contract rights, units of beneficial interest and common stock in exchange for units of beneficial interest in the Trust. The contract rights entitled the Trust to receive an overriding royalty interest in oil, natural gas and other mineral leasehold interests acquired by Gulf Oil Corporation, now Chevron U.S.A., Inc. (“Chevron”), a subsidiary of Chevron Corporation, which interests are now predominately held by its assignees, including Arena Energy, LP, in certain areas of the Gulf of America (formerly known as the Gulf of Mexico) prior to January 1, 1980. Effective December 30, 2022, Argent Trust Company, a Tennessee chartered trust company (the “Trustee”) became corporate trustee of the Trust.

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

Tax positions taken by the Trust related to the Trust’s pass-through status for federal and applicable state income tax purposes have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 2, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2025, the Trust’s tax years 2019 through 2024 remain subject to examination.

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

Marine had cash and cash equivalents of $921,520 and $965,213 at June 30, 2025 and 2024, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h)
Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2025	2024
Arena Energy, LP	100%	100%
Chevron USA, Inc.(1)	0%	0%
	100%	100%

(1) Percent of royalty revenue received from Chevron USA, Inc. during the periods indicated was less than 1%.

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

New Accounting Pronouncements. There are no new pronouncements that are expected to have a significant impact on the Trust’s financial statements.

(3)
Investment in Affiliate – Tidelands Royalty Trust “B”

At March 31, 2022, the Trust owned 32.6% of the outstanding units of beneficial interest in Tidelands Royalty Trust “B” (“Tidelands”), which entity was wound up prior to June 30, 2022. Due to Tidelands being wound up prior to June 30, 2022, there was no market value underlying the 452,366 units owned by the Trust at the time Tidelands was wound up. These units, which have a value of zero dollars ($0), are still owned by the Trust. An initial reserve of $154,196 was established for future reporting and compliance issues that may arise in years to come and will be used for such transactions. As of June 30, 2025, $3,352 of expenses for reporting and compliance and a partial balance of deferred fees of $110,844 have been paid out of the established reserve to the trustee of Tidelands leaving a remaining balance of $0.

The following summary financial statements have been derived from the unaudited consolidated financial statements of Tidelands:

TIDELANDS CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	June 30, 2025	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$—	$115,772
Oil, natural gas and other mineral properties	—	—
Total assets	$—	$115,772
Liabilities and Trust Corpus
Current liabilities:
Income distributable to unitholders	$—	$—
Other payable	$—	$115,772
Federal income taxes payable	$—	$—
Total current liabilities	$—	$115,772
Trust corpus – 1,386,525 units of beneficial interest authorized, 1,386,375 issued at nominal value	$—	$—
	$—	$115,772

TIDELANDS CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

Twelve Months Ended June 30,
	2025	2024
Income	$—	$—
Expenses	—	—
Distributable income before federal income taxes	—	—
Federal income taxes of Tidelands’ subsidiary	—	—
Distributable income	$—	$—

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

(4)
Summary of Quarterly Financial Data (Unaudited)

The following quarterly financial information for fiscal years 2025 and 2024 is unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods have been included.

	Income	Expenses	Distributable Income	Distributable Income Per Unit
Quarter ended:
September 30, 2023	$304,675	$76,618	$228,057	$0.11
December 31, 2023	262,914	63,676	199,238	0.10
March 31, 2024	247,570	132,046	115,524	0.06
June 30, 2024	229,838	59,492	170,346	0.09
	$1,044,997	$331,832	$713,165	$0.36
Quarter ended:
September 30, 2024	$302,192	$68,640	$233,552	$0.12
December 31, 2024	165,896	84,758	81,138	0.04
March 31, 2025	338,088	95,670	242,418	0.12
June 30, 2025	237,654	66,767	170,887	0.08
	$1,043,830	$315,835	$727,995	$0.36

(5)
Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s royalty interests is not presented because such information is not available to Marine. Marine’s share of oil, natural gas, and natural gas liquids sold for its royalty interests and Marine’s equity in oil, natural gas and natural gas liquids sold were as follows:

	Twelve Months Ended June 30,
	2025	2024
Marine:
Oil (bbls)	12,706	12,805
Natural Gas (mcf)	19,524	11,399
Natural Gas Liquids (mcf)	35,183	20,339
Total BOE	21,824	18,095

(6)
Texas Franchise Tax

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Texas. Under the Texas franchise tax, a 0.75% tax is imposed for reports due in 2025 on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs. Taxable entities include most entities that provide owners with limited liability protection, including trusts. There are certain exemptions from the franchise tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below and entities with total revenues below a specified threshold.

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

In the event the Trust does not qualify as a passive entity, it would not be required to pay any tax and is not considered to owe any Texas franchise tax for any period in which its annualized total revenue is less than or equal to a certain threshold. For reports due on or after January 1, 2025 and before January 1, 2026, this no tax due threshold is $2,470,000. MPC is a taxable entity for Texas franchise tax purposes but has historically not owed any amounts under the Texas franchise tax because its annualized revenues have not exceeded the applicable no tax due threshold.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

(7)
Trustee Fees

Trustee fees for the years ending June 30, 2025 and June 30, 2024 were $28,000.

(8)
Subsequent Events

Subsequent events were evaluated through the issuance date of the financial statements. Subsequent to June 30, 2025, the Trust declared a distribution on August 19, 2025 of $0.07 per Unit outstanding payable on September 29, 2025 to Unitholders of record on August 29, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
(Registrant)

Argent Trust Company, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: September 29, 2025	By:	/s/ Jana Egeler
Jana Egeler
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Argent Trust Company, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 29, 2025	By:	/s/ Jana Egeler
Jana Egeler
Vice President

(The registrant has no directors or executive officers.)