Form 10-Q
period 2025-11-13
MARINE PETROLEUM TRUST
filed 2025-11-13
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of November 13, 2025, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2025 and June 30, 2025

ASSETS

	September 30, 2025	June 30, 2025
	(Unaudited)
Current assets:
Cash and cash equivalents	$916,139	$921,520
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7
Total assets	$916,146	$921,527

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—
Total current liabilities	$—	$—
Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$916,146	$921,527
	$916,146	$921,527

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,
	2025	2024
Income:
Oil and natural gas royalties	$218,526	$286,498
Interest and dividend income	4,876	15,694
Total income	223,402	302,192
Expenses:
General and administrative	(92,589)	(68,640)
Distributable income	$130,813	$233,552
Distributable income per unit	$0.07	$0.12
Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,
	2025	2024
Trust corpus, beginning of period	$921,527	$965,220
Distributable income	130,813	233,552
Distributions to unitholders	(136,194)	(189,772)
Trust corpus, end of period	$916,146	$1,009,000
Distributions per unit	$0.07	$0.09

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. The financial statements included herein are unaudited, but in the opinion of Argent Trust Company, a Tennessee chartered trust company (“Argent Trust Company” or the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026.

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended September 30, 2025 was $84,500.

As stated under “Note 1. Accounting Policies” above, the financial statements in this Quarterly Report on Form 10-Q are the condensed and consolidated financial statements of the Trust and MPC. However, distributable income is paid from the account balances of the Trust. Distributable income is comprised of (i) royalties from offshore Texas leases owned directly by the Trust, (ii) 98% of the royalties received from offshore Louisiana leases owned by MPC, which are retained by and delivered to the Trust on a quarterly basis, (iii) dividends paid by MPC, less (iv) administrative expenses incurred by the Trust. Distributions fluctuate from quarter to quarter primarily due to changes in oil and natural gas prices and production quantities and expenses incurred.

Note 4. Trustee Fees

Under the terms of the Trust Indenture, the Trustee is entitled to receive reasonable and customary fees and compensation for its services as Trustee. Trustee fees are paid quarterly from the Trust’s distributable income.

Trustee fees for the periods presented were as follows:

	For the Three Months Ended
	September 30,
	2025	2024
Argent Trust Company	$7,000	$7,000

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions worldwide, and in particular, political disruptions, terrorist activities, wars or other armed conflicts in oil producing regions, including the Middle East and Eastern Europe;
•
worldwide economic conditions;
•
weather conditions;
•
trade barriers and tariffs;
•
public health concerns;
•
the supply and price of domestic and foreign crude oil or natural gas;
•
the level of consumer demand;
•
the price and availability of alternative fuels;
•
the proximity to, and capacity of, transportation facilities;
•
the effect of worldwide energy conservation measures and governmental policies and regulatory incentives for investment in non-fossil fuel energy sources; and
•
the nature and extent of governmental regulation and taxation.

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

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust for U.S. federal income tax purposes. A grantor trust is not subject to tax at the trust level. As a grantor trust, unitholders are taxed directly on their proportionate share of income, deduction and credit of the Trust consistent with each such unitholder's tax status and applicable facts as though no trust were in existence. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its federal gross income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for further information. MPC is a taxable entity that pays state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest. Each unitholder should consult its own tax advisor regarding income and franchise tax requirements, if any, applicable to such person’s ownership of Trust units.

The Leases

Marine has performed a review of the public records from the Bureau of Ocean Energy Management (BOEM) and Marine's revenue records provided by the operators. Based on this information, Marine believes that as of September 30, 2025, Marine had an overriding royalty interest in 19 different oil and natural gas leases covering an aggregate of 87,646 gross acres. The lease acreage is all located in federal waters in the Central and Western areas of the Gulf of America off the coasts of Louisiana and Texas.

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

Marine holds an overriding royalty interest that is equal to three-fourths of one percent of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 19 leases covering 87,646 gross acres located in the Gulf of America. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that the Interest Owners may acquire.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2025. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended September 30, 2025 the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas and natural gas liquids. During the three months ended September 30, 2024, the Trust realized approximately 92% of its royalty income from the sale of oil and approximately 8% of its royalty income from the sale of natural gas and natural gas liquids. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended September 30, 2025 was $0.07 as compared to $0.12 for the comparable period in 2024. Distributions per unit also amounted to $0.07 per unit for the three months ended September 30, 2025, a decrease from distributions of $0.09 per unit for the comparable period in 2024.

For the three months ended September 30, 2025, oil production decreased to 3,226 barrels (bbls) from 3,265 bbls for the comparable period in 2024. Natural gas volumes sold decreased to 3,567 thousand cubic feet (mcf) from 5,095 mcf and natural gas liquids sold decreased to 6,290 mcf from 8,437 mcf for the three months ended September 30, 2025, as compared to the same period in 2024. For the three months ended September 30, 2025, the average price realized for oil decreased to $63.52 per barrel (bbl) as compared to the price of $81.11 per bbl realized for the comparable period in 2024. The average price realized for natural gas (net of expenses) increased to $3.14 per mcf as compared to the average price of $3.02 per mcf realized for the comparable period in 2024, and the average price realized for natural gas liquids (net of expenses) decreased to $0.38 per mcf as compared to the average price of $0.75 per mcf realized for the comparable period in 2024.

Results of Operations—Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Income from oil and natural gas royalties decreased to $218,526 during the three months ended September 30, 2025 from $286,498 realized for the comparable period in 2024. Royalties decreased for the three months ended September 30, 2025 as compared to the comparable period in 2024 primarily due to decreases in the prices of oil and natural gas liquids and decreases in production of oil, natural gas, and natural gas liquids, partially offset by higher natural gas pricing.

Distributable income decreased to $130,813 for the three months ended September 30, 2025 from $233,552 realized for the comparable period in 2024.

Income from oil royalties, for the three months ended September 30, 2025 decreased to $204,913 from $264,786 realized for the comparable period in 2024. The volume of oil sold in the three months ended September 30, 2025 decreased to 3,226 bbls from 3,265 bbls realized for the comparable period in 2024, and the average price realized for oil decreased to $63.52 per bbl for the three months ended September 30, 2025 from $81.11 per bbl realized for the comparable period in 2024.

Income from natural gas royalties (net of expenses), for the three months ended September 30, 2025 decreased to $11,194 from $15,362 for the comparable period in 2024. The volume of natural gas sold in the three months ended September 30, 2025 decreased to 3,567 mcf from 5,095 mcf realized for the comparable period in 2024, and the average price realized for natural gas (net of expenses) increased to $3.14 per mcf for the three months ended September 30, 2025 from $3.02 per mcf realized for the comparable period in 2024.

Income from natural gas liquids royalties (net of expenses), for the three months ended September 30, 2025 decreased to $2,419 from $6,350 for the comparable period in 2024. The volume of natural gas liquids sold in the three months ended September 30, 2025 decreased to 6,290 mcf from 8,437 mcf realized for the comparable period in 2024, and the average price realized for natural gas liquids

(net of expenses) decreased to $0.38 per mcf for the three months ended September 30, 2025 from $0.75 per mcf realized for the comparable period in 2024.

The following table presents the quantities of oil, natural gas, and natural gas liquids sold and the average price realized for the three months ended September 30, 2025, and those realized for the comparable period in 2024.

	Three Months Ended September 30,
	2025	2024
	(unaudited)
Oil
Bbls sold	3,226	3,265
Average price	$63.52	$81.11
Natural gas
Mcf sold	3,567	5,095
Average price, net of expenses	$3.14	$3.02
Natural Gas Liquids
Mcf sold	6,290	8,437
Average price	$0.38	$0.75

General and administrative expenses increased to $92,589 for the three months ended September 30, 2025 from $68,640 for the comparable period of 2024, primarily due to the timing of payment of professional fees.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor created thereby. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks, and uncertainties including, but not limited to, the following: reductions in price or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the impact of pandemics or other public health concerns; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Marine’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the fiscal year ended June 30, 2025.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Argent Trust Company, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. Marine’s disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure

As of September 30, 2025, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2025.

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

MARINE PETROLEUM TRUST
Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

November 13, 2025	By:	/s/ Nancy Willis
Nancy Willis
Director of Royalty Trust Services