Form 10-Q/A
period 2025-09-30
MARINE PETROLEUM TRUST
filed 2025-11-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of November 13, 2025, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

EXPLANATORY NOTE

Marine Royalty Trust (the “Trust”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended September 30, 2025, originally filed on November 13, 2025, (the “Form 10-Q”) solely to correct a technical error in the Submission Header Information which erroneously reflected a filing period of November 13, 2025 rather than September 30, 2025.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

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

MARINE PETROLEUM TRUST
Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

November 14, 2025	By:	/s/ Nancy Willis
Nancy Willis
Director of Royalty Trust Services