Form 10-Q
period 2025-12-31
MARINE PETROLEUM TRUST
filed 2026-02-12
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of February 12, 2026, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of December 31, 2025 and June 30, 2025

ASSETS

	December 31, 2025	June, 2025
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,009,711	$921,520
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7
Total assets	$1,009,718	$921,527

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—
Total current liabilities	$—	$—
Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,009,718	$921,527
	$1,009,718	$921,527

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months and Six Months Ended December 31, 2025 and 2024

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Income:
Oil and natural gas royalties	$263,371	$159,064	$481,897	$445,562
Interest and dividend income	4,808	6,832	9,685	22,526
Total income	268,179	165,896	491,582	468,088
Expenses:
General and administrative	(76,335)	(84,758)	(168,924)	(153,398)
Distributable income	$191,844	$81,138	$322,658	$314,690
Distributable income per unit	$0.10	$0.04	$0.16	$0.16
Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Six Months Ended December 31, 2025 and 2024

(Unaudited)

	Six Months Ended December 31,
	2025	2024
Trust corpus, beginning of period	$921,527	$965,220
Distributable income	322,658	314,690
Distributions to unitholders	(234,467)	(395,618)
Trust corpus, end of period	$1,009,718	$884,292
Distributions per unit	$0.12	$0.20

For the Three Months Ended December 31, 2025 and 2024

(Unaudited)

	Three Months Ended December 31,
	2025	2024
Trust corpus, beginning of period	$916,146	$1,009,000
Distributable income	191,844	81,138
Distributions to unitholders	(98,272)	(205,846)
Trust corpus, end of period	$1,009,718	$884,292
Distributions per unit	$0.05	$0.10

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended December 31, 2025, was $110,000.

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

Trustee fees for the periods presented were as follows:

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Argent Trust Company	$7,000	$7,000	$14,000	$14,000

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

The defined term “Trustee” as used herein shall refer to Southwest Bank for periods from 2014 through February 19, 2018, shall refer to Simmons for periods on and after February 20, 2018, through December 29, 2022, and shall refer to Argent Trust Company for periods on and after December 30, 2022.

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions worldwide, and in particular, political disruptions, terrorist activities, wars or other armed conflicts in oil producing regions, Eastern Europe, the Middle East and South America;
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

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust for U.S. federal income tax purposes. A grantor trust is not subject to tax at the trust level. As a grantor trust, unitholders are taxed directly on their proportionate share of income, deduction and credit of the Trust consistent with each such unitholder’s tax status and applicable facts as though no trust were in existence. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its federal gross income is from passive sources. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for further information. MPC is a taxable entity that may owe state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest. Each unitholder should consult its own tax advisor regarding income and franchise tax requirements, if any, applicable to such person’s ownership of Trust units.

The Leases

Marine has performed a review of the public records from the Bureau of Ocean Energy Management (BOEM) and Marine’s revenue records provided by the operators. Based on this information, Marine believes that as of December 31, 2025, Marine had an overriding royalty interest in 19 different oil and natural gas leases covering an aggregate of 87,646 gross acres. The lease acreage is all located in federal waters in the Central and Western areas of the Gulf of America off the coasts of Louisiana and Texas.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and six months ended December 31, 2025. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for a detailed discussion of its critical accounting policies.

New Accounting Pronouncements

Since the Trust’s financial statements are prepared on a modified-cash basis, most accounting pronouncements are not applicable to the Trust. No new accounting pronouncements have been adopted or issued that would have a significant impact on Marine’s financial statements.

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

Summary of Operating Results

During the six month period ending December 31, 2025, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas and natural gas liquids. During the six month period ending December 31, 2024, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas and natural gas liquids. Royalty income includes royalties from oil, natural gas, and natural gas liquids received from producers.

Distributable income per unit for the six months ended December 31, 2025, was $0.16 as compared to $0.16 for the comparable period in 2024. Distributions per unit also amounted to $0.12 per unit for the six months ended December 31, 2025, a decrease from distributions of $0.20 per unit for the comparable period in 2024.

For the six months ended December 31, 2025, oil production increased to 7,090 barrels (bbls) from 5,263 bbls for the comparable period in 2024. Natural gas volumes sold decreased to 7,218 thousand cubic feet (mcf) from 8,438 mcf and natural gas liquids sold decreased to 13,657 mcf from 14,930 mcf for the six months ended December 31, 2025, as compared to the same period in 2024. For the six months ended December 31, 2025, the average price realized for oil decreased to $64.15 per barrel (bbl) as compared to the price of $79.17 per bbl realized for the comparable period in 2024. The average price realized for natural gas (net of expenses) increased to $3.02 per mcf as compared to the average price of $2.43 per mcf realized for the comparable period in 2024, and the average price realized for natural gas liquids (net of expenses) decreased to $0.38 per mcf as compared to the average price of $0.56 per mcf realized for the comparable period in 2024.

Results of Operations—Three Months Ended December 31, 2025 Compared to the Three Months Ended December 31, 2024

Income from oil and natural gas royalties increased to $263,371 during the three months ended December 31, 2025, from $159,064 realized for the comparable period in 2024. Royalties increased for the three months ended December 31, 2025 as compared to the comparable period in 2024 primarily due to increases in the production of oil, natural gas and natural gas liquids, along with higher natural gas and natural gas liquids prices; partially offset by lower oil prices. The increase in production for 2025 is due to the fact that a check from one remitter was not received and processed by the deadline to be included in the three months ended December 31, 2024 oil and natural gas royalty income.

Distributable income increased to $191,844 for the three months ended December 31, 2025, from $81,138 realized for the comparable period in 2024.

Income from oil royalties, for the three months ended December 31, 2025, increased to $249,975 from $151,919 realized for the comparable period in 2024. The volume of oil sold in the three months ended December 31, 2025, increased to 3,864 bbls from 1,999 bbls realized for the comparable period in 2024, and the average price realized for oil decreased to $64.68 per bbl for the three months ended December 31, 2025, from $76.01 per bbl realized for the comparable period in 2024.

Income from natural gas royalties (net of expenses), for the three months ended December 31, 2025, increased to $10,574 from $5,090 for the comparable period in 2024. The volume of natural gas sold in the three months ended December 31, 2025, increased to 3,651 mcf from 3,343 mcf realized for the comparable period in 2024, and the average price realized for natural gas (net of expenses) increased to $2.90 per mcf for the three months ended December 31, 2025, from $1.52 per mcf realized for the comparable period in 2024.

Income from natural gas liquids royalties (net of expenses), for the three months ended December 31, 2025, increased to $2,822 from $2,054 for the comparable period in 2024. The volume of natural gas liquids sold in the three months ended December 31, 2025, increased to 7,367 mcf from 6,493 mcf realized for the comparable period in 2024, and the average price realized for natural gas liquids (net of expenses) increased to $0.38 per mcf for the three months ended December 31, 2025, from $0.32 per mcf realized for the comparable period in 2024.

The following table presents the quantities of oil, natural gas, and natural gas liquids sold and the average price realized for the three months ended December 31, 2025, and those realized for the comparable period in 2024.

	Three Months Ended December 31,
	2025	2024
	(unaudited)
Oil
Bbls sold	3,864	1,999
Average price	$64.68	$76.01
Natural gas
Mcf sold	3,651	3,343
Average price, net of expenses	$2.90	$1.52
Natural Gas Liquids
Mcf sold	7,367	6,493
Average price	$0.38	$0.32

General and administrative expenses decreased to $76,335 for the three months ended December 31, 2025 from $84,758 for the comparable period of 2024, primarily due to the timing of payment of professional fees.

Results of Operations—Six Months Ended December 31, 2025 Compared to the Six Months Ended December 31, 2024

Income from oil and natural gas royalties increased to $481,897 during the six months ended December 31, 2025, from $445,562 realized for the comparable period in 2024. Royalties increased for the six months ended December 31, 2025, primarily due to an increase in production of oil, and natural gas prices, offset somewhat by decreases in the price of oil and natural gas liquids, as well as decreases in the production of natural gas and natural gas liquids.

Distributable income increased to $322,658 for the six months ended December 31, 2025 from $314,690 realized for the comparable period in 2024.

Income from oil royalties for the six months ended December 31, 2025, increased to $454,888 from $416,705 realized for the comparable period in 2024. The volume of oil sold in the six months ended December 31, 2025, increased to 7,090 bbls from 5,263 bbls realized for the comparable period in 2024, and the average price realized for oil decreased to $64.15 per bbl for the six months ended December 31, 2025, from $79.17 per bbl realized for the comparable period in 2024.

Income from natural gas royalties (net of expenses) for the six months ended December 31, 2025, increased to $21,764 from $20,474 for the comparable period in 2024. The volume of natural gas sold in the six months ended December 31, 2025, decreased to 7,218 mcf from 8,438 mcf realized for the comparable period in 2024, and the average price realized for natural gas (net of expenses) increased to $3.02 per mcf for the six months ended December 31, 2025, from $2.43 per mcf realized for the comparable period in 2024.

Income from natural gas liquids royalties (net of expenses), for the six months ended December 31, 2025, decreased to $5,245 from $8,383 for the comparable period in 2024. The volume of natural gas liquids sold in the six months ended December 31, 2025, decreased to 13,657 mcf from 14,930 mcf realized for the comparable period in 2024, and the average price realized for natural gas liquids (net of expenses) decreased to $0.38 per mcf for the six months ended December 31, 2025, from $0.56 per mcf realized for the comparable period in 2024.

The following table presents the quantities of oil, natural gas, and natural gas liquids sold and the average price realized for six months ended December 31, 2025, and those realized for the comparable period in 2024.

	Six Months Ended December 31,
	2025	2024
	(unaudited)
Oil
Bbls sold	7,090	5,263
Average price	$64.15	$79.17
Natural gas
Mcf sold	7,218	8,438
Average price, net of expenses	$3.02	$2.43
Natural Gas Liquids
Mcf sold	13,657	14,930
Average price	$0.38	$0.56

General and administrative expenses increased to $168,924 for the six months ended December 31, 2025 from $153,398 for the comparable period of 2024, primarily due to the timing of payment of professional fees.

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

As of December 31, 2025, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

MARINE PETROLEUM TRUST
Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

February 12, 2026	By:	/s/ Nancy Willis
Nancy Willis
Director of Royalty Trust Services