Form 10-Q
period 2026-03-31
MARINE PETROLEUM TRUST
filed 2026-05-14
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of May 14, 2026, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of March 31, 2026 and June 30, 2025

ASSETS

	March 31, 2026	June 30, 2025
	(Unaudited)
Current assets:
Cash and cash equivalents	$940,636	$921,520
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7
Total assets	$940,643	$921,527

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—
Total current liabilities	$—	$—
Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$940,643	$921,527
	$940,643	$921,527

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months and Nine Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Income:
Oil and natural gas royalties	$228,173	$332,993	$710,069	$778,554
Interest and dividend income	4,706	5,095	14,396	27,627
Total income	232,879	338,088	724,465	806,181
Expenses:
General and administrative	(98,731)	(95,670)	(267,655)	(249,073)
Distributable income	$134,148	$242,418	$456,810	$557,108
Distributable income per unit	$0.07	$0.12	$0.23	$0.28
Units outstanding	2,000,000	2,000,000	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Trust corpus, beginning of period	$1,009,723	$884,292
Distributable income	134,148	242,418
Distributions to unitholders	(203,228)	(154,104)
Trust corpus, end of period	$940,643	$972,606
Distributions per unit	$0.10	$0.08

For the Nine Months Ended March 31, 2026 and 2025

(Unaudited)

	Nine Months Ended March 31,
	2026	2025
Trust corpus, beginning of period	$921,527	$965,220
Distributable income	456,810	557,108
Distributions to unitholders	(437,694)	(549,722)
Trust corpus, end of period	$940,643	$972,606
Distributions per unit	$0.22	$0.27

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended March 31, 2026, was $60,000.

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

Trustee fees for the periods presented were as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Argent Trust Company	$7,000	$7,000	$21,000	$21,000

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

Commodity Prices

The Trust’s income and monthly distributions are heavily influenced by commodity prices. Commodity prices may fluctuate widely in response to (i) relatively minor changes in the supply of and demand for oil and natural gas, (ii) market uncertainty and (iii) a variety of additional factors that are beyond the Trustee’s control. Factors that may impact future commodity prices, including the price of oil and natural gas, include but are not limited to:

•
political conditions worldwide, and in particular, political disruptions, terrorist activities, wars or other armed conflicts in oil producing regions, Eastern Europe, and the Middle East;
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

The Leases

Marine has performed a review of the public records from the Bureau of Ocean Energy Management (BOEM) and Marine's revenue records provided by the operators. Based on this information, Marine believes that as of March 31, 2026, Marine had an overriding royalty interest in 19 different oil and natural gas leases covering an aggregate of 87,646 gross acres. The lease acreage is all located in federal waters in the Central and Western areas of the Gulf of America off the coasts of Louisiana and Texas.

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

Marine did not have any changes in its critical accounting policies or estimates during the three and nine months ended March 31, 2026. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the nine months ended March 31, 2026, the Trust realized approximately 93% of its royalty income from the sale of oil and approximately 7% of its royalty income from the sale of natural gas and natural gas liquids. During the nine months ended March 31, 2025, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas and natural gas liquids. Royalty income includes royalties from oil, natural gas, and natural gas liquids received from producers.

Distributable income per unit for the nine months ended March 31, 2026, was $0.23 as compared to $0.28 for the comparable period in 2025. Distributions per unit also amounted to $0.22 per unit for the nine months ended March 31, 2026, a decrease from distributions of $0.27 per unit for the comparable period in 2025.

For the nine months ended March 31, 2026, oil production increased to 10,744 barrels (bbls) from 9,718 bbls for the comparable period in 2025. Natural gas volumes sold decreased to 11,583 thousand cubic feet (mcf) from 14,677 mcf and natural gas liquids sold decreased from 26,686 mcf to 21,156 mcf for the nine months ended March 31, 2026, as compared to the same period in 2025. For the nine months ended March 31, 2026, the average price realized for oil decreased to $61.92 per barrel (bbl) as compared to the price of $75.67 per bbl realized for the comparable period in 2025. The average price realized for natural gas (net of expenses) increased to $3.19 per mcf as compared to the average price of $2.10 per mcf realized for the comparable period in 2025, and the average price realized for natural gas liquids (net of expenses) decreased to $0.37 per mcf as compared to the average price of $0.46 per mcf realized for the comparable period in 2025.

Results of Operations—Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Income from oil and natural gas royalties decreased to $228,173 during the three months ended March 31, 2026, from $332,993 realized for the comparable period in 2025. Royalties decreased $104,820 for the three months ended March 31, 2026 as compared to the comparable period in 2025 primarily due to decreases in the production of oil, natural gas, and natural gas liquids ($54,150) as well as lower oil prices ($62,198), partially offset by higher natural gas and plant products prices ($11,528).

Distributable income decreased to $134,148 for the three months ended March 31, 2026, from $242,418 realized for the comparable period in 2025.

Income from oil royalties, for the three months ended March 31, 2026, decreased to $210,403 from $318,672 realized for the comparable period in 2025. The volume of oil sold in the three months ended March 31, 2026, decreased to 3,654 bbls from 4,455 bbls realized for the comparable period in 2025, while the average price realized for oil decreased to $57.59 per bbl for the three months ended March 31, 2026, from $71.53 per bbl realized for the comparable period in 2025.

Income from natural gas royalties (net of expenses), for the three months ended March 31, 2026, increased to $15,103 from $10,319 for the comparable period in 2025. The volume of natural gas sold in the three months ended March 31, 2026, decreased to 4,364 mcf from 6,239 mcf realized for the comparable period in 2025, while the average price realized for natural gas (net of expenses) increased to $3.46 per mcf for the three months ended March 31, 2026, from $1.65 per mcf realized for the comparable period in 2025.

Income from natural gas liquids royalties (net of expenses), for the three months ended March 31, 2026, decreased to $2,667 from $4,001 for the comparable period in 2025. The volume of natural gas liquids sold in the three months ended March 31, 2026, decreased to 7,500 mcf from 11,756 mcf realized for the comparable period in 2025, and the average price realized for natural gas liquids (net of expenses) increased to $0.36 per mcf for the three months ended March 31, 2026, from $0.34 per mcf realized for the comparable period in 2025.

The following table presents the quantities of oil, natural gas, and natural gas liquids sold and the average price realized for the three months ended March 31, 2026, and those realized for the comparable period in 2025.

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Oil
Bbls sold	3,654	4,455
Average price	$57.59	$71.53
Natural gas
Mcf sold	4,364	6,239
Average price, net of expenses	$3.46	$1.65
Natural Gas Liquids
Mcf sold	7,500	11,756
Average price	$0.36	$0.34

General and administrative expenses increased to $98,731 for the three months ended March 31, 2026 from $95,670 for the comparable period of 2025, primarily due to the timing of payment of professional fees.

Results of Operations—Nine months Ended March 31, 2026 Compared to the Nine months ended March 31, 2025

Income from oil and natural gas royalties decreased to $710,069 during the nine months ended March 31, 2026, from $778,554 realized for the comparable period in 2025. Royalties decreased $68,485 for the nine months ended March 31, 2026, primarily due to lower prices for oil and plant products ($136,097) and decreases in the volumes of both natural gas and plant products ($11,916), partially offset by an increase in the production of oil ($63,530) as well as higher natural gas prices ($15,998).

Distributable income decreased to $456,810 for the nine months ended March 31, 2026 from $557,108 realized for the comparable period in 2025.

Income from oil royalties for the nine months ended March 31, 2026, decreased to $665,291 from $735,377 realized for the comparable period in 2025. The volume of oil sold in the nine months ended March 31, 2026, increased to 10,744 bbls from 9,718 bbls realized for the comparable period in 2025, while the average price realized for oil decreased to $61.92 per bbl for the nine months ended March 31, 2026, from $75.67 per bbl realized for the comparable period in 2025.

Income from natural gas royalties (net of expenses) for the nine months ended March 31, 2026, increased to $36,915 from $30,848 for the comparable period in 2025. The volume of natural gas sold in the nine months ended March 31, 2026, decreased to 11,583 mcf from 14,677 mcf realized for the comparable period in 2025, while the average price realized for natural gas (net of expenses) increased to $3.19 per mcf for the nine months ended March 31, 2026, from $2.10 per mcf realized for the comparable period in 2025.

Income from natural gas liquids royalties (net of expenses), for the nine months ended March 31, 2026, decreased to $7,863 from $12,330 for the comparable period in 2025. The volume of natural gas liquids sold in the nine months ended March 31, 2026, decreased to 21,156 mcf from 26,686 mcf realized for the comparable period in 2025, and the average price realized for natural gas liquids (net of expenses) decreased to $0.37 per mcf for the nine months ended March 31, 2026, from $0.46 per mcf realized for the comparable period in 2025.

The following table presents the quantities of oil, natural gas and natural gas liquids sold and the average price realized for the nine months ended March 31, 2026, and those realized for the comparable period in 2025.

	Nine Months Ended March 31,
	2026	2025
	(unaudited)
Oil
Bbls sold	10,744	9,718
Average price	$61.92	$75.67
Natural gas
Mcf sold	11,583	14,677
Average price, net of expenses	$3.19	$2.10
Natural Gas Liquids
Mcf sold	21,156	26,686
Average price	$0.37	$0.46

General and administrative expenses increased to $267,655 for the nine months ended March 31, 2026 from $249,073 for the comparable period of 2025, primarily due to the timing of payment of professional fees.

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

As of March 31, 2026, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

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

Item 6. Exhibits

The following exhibits are included herein:

4.1	Indenture, as amended on September 23, 2022, of Marine Petroleum Trust, filed as Exhibit to the Current Report on Form 8-K of Marine filed September 28, 2022, and incorporated by reference herein.
31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Item 1A, and 7 to the Annual Report on Form 10-K for Marine Petroleum Trust filed with the Securities and Exchange Commission on September 29, 2025 (incorporated herein by reference).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

May 14, 2026	By:	/s/ Nancy Willis
Nancy Willis
Director of Royalty Trust Services