Form 10-K
period 2026-06-30
MARINE PETROLEUM TRUST
filed 2026-09-25
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of units of beneficial interest held by non-affiliates of the registrant at December 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $8,300,000.

The number of units of beneficial interest outstanding as of September 25, 2026 was 2,000,000.

i

PART I

ITEM 1. BUSINESS

Organization. Marine Petroleum Trust (the “Trust”) is a royalty trust that was created in 1956 under the laws of the State of Texas. Effective December 30, 2022, Argent Trust Company, a Tennessee chartered trust company (the “Trustee”) became corporate trustee of the Trust.

The Trust is not permitted to engage in any business activity because it was organized for the sole purpose of providing an efficient, orderly and practical means for the administration and liquidation of rights to payments from certain oil and natural gas leases in the Gulf of America (formerly known as the Gulf of Mexico), pursuant to license agreements and amendments between the Trust’s predecessors and Gulf Oil Corporation, now Chevron U.S.A., Inc. (“Chevron”). As a result of various transactions that have occurred since 1956, these interests were largely held by Chevron Corporation (“Chevron”) and are now predominately held by its assignees, including Arena Energy, LP (“Arena,” and collectively with Chevron and its assignees, the “Interest Owners”). The Trust holds title to interests in properties that are situated offshore of Texas.

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

As of the date of filing of this Annual Report on Form 10-K, the leases subject to Marine’s interests cover an aggregate of 77,646 gross acres. These leases will remain in force until the leases terminate or expire pursuant to their respective terms. Leases may be voluntarily released by the working interest owner after oil and natural gas reserves are produced. Leases may also be abandoned by the working interest owner due to the failure to discover and produce sufficient reserves to make development economically worthwhile. In addition, the U.S. federal government may terminate a lease if the working interest owner fails to develop a lease once it is acquired.

For the fiscal year ended June 30, 2026, approximately 93% of Marine’s royalty revenues were attributable to the sale of oil and approximately 7% of Marine’s royalty revenues were attributable to the sale of natural gas and natural gas liquids. The royalty revenues received by Marine are affected by a number of factors, including seasonal fluctuations in demand, the ability of wells to produce due to depletion and changes in the market prices for oil and natural gas. The following table presents the percentage of royalties received from various working interest owners, which account for the royalties received in each of the past three years.

	Fiscal Year Ended June 30,
Company	2026	2025	2024
Arena Energy, LP	100%	100%	100%
Chevron USA, Inc.(1)	0%	0%	0%
	100%	100%	100%

1) Percent of royalty revenue received from Chevron USA, Inc. during fiscal years 2026, 2025 and 2024 was less than 1%.

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

A significant portion of Marine’s royalties are attributable to a limited number of working interest owners. For the fiscal year ended June 30, 2026, two working interest owners accounted for 100% of the royalty payments to Marine, one of which accounted for effectively 100% of such royalty payments. Marine does not require working interest owners to pledge collateral or otherwise post security for royalty payments. At any time, Marine may encounter collection issues with one or more of the working interest owners, which could result in Marine not receiving payments for some or all of its royalty interests. Any reduction in royalty payments would reduce the distributable income to Marine’s unitholders.

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

Terrorism and continued geopolitical hostilities, including the war in Eastern Europe and the Middle East, could adversely affect Marine’s distributions to its unitholders or the market price of its units.

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

The Trustee does not expect that the Trust will be required to pay any amounts under the Texas franchise tax for the 2026 tax year based on the Trustee’s belief that the Trust is exempt from the franchise tax as a passive entity (i.e., the Trust is not a business trust, it receives at least 90% of its federal gross income from certain passive sources, and no more than 10% of its income is derived from an active trade or business). If it is subsequently determined that the Trust is not exempt from the franchise tax, the Trust will be required to reduce distributions by the amount required to satisfy and pay the Trust’s franchise tax liability for the years for which the applicable statute of limitations has not yet expired. In addition, the Trust would be required to timely pay franchise tax liability due with respect to current and future years in which the Trust fails to qualify for an exemption and has total revenues in excess of the applicable no tax due threshold, which is currently $2,650,000.

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

Marine did not file any reports during the fiscal year ended June 30, 2026, with any U.S. federal authority or agency with respect to oil and natural gas reserves.

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

	Fiscal Year Ended June 30,
	2026	2025	2024
Net quantities sold:
Oil (in barrels [“bbls”])	14,076	12,706	12,805
Natural gas (in thousands of cubic feet [“mcf”])	16,328	19,524	11,399
Natural gas liquids (in thousands of cubic feet [“mcf”])	30,519	35,183	20,339
Average sales price for royalty oil and natural gas sold:
Oil (per bbl) (1)	$63.88	$74.63	$76.54
Natural gas, net of expenses (per mcf) (1)	$3.56	$2.41	$0.92
Natural gas liquids, net of expenses (per mcf) (1)	$0.31	$0.45	$0.16

(1)
The average sales price is calculated from data provided by the operators.

Information about average production cost (lifting cost) per unit of production has been omitted due to its unavailability and inapplicability to Marine. For more recent information regarding prices, see “Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.”

Productive Wells. Marine has performed a review of public records from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOEM”), a division of the U.S. government, and Marine's revenue records provided by the operators. Based on this information, Marine believes there are approximately 69 gross active wells subject to Marine’s interests. Marine believes that the term “active wells” is synonymous with the term “productive wells” as defined in Item 1205 of Regulation S-K. While Marine believes that most of the active wells produce both oil and natural gas, Marine is unable to determine the actual number of wells classified as either oil or natural gas wells without unreasonable effort and expense. See “Item 2. Properties — Difficulty in Obtaining Certain Data.”

Drilling Activity. Based on information from BOEM, revenue records from remitters received by Marine, and other information from a third-party, which has access to records from other public sources, Marine believes there were no wells drilled or recompleted in which Marine had an interest during the fiscal year 2026. Using these same sources, the Trust believes there were no wells drilled or recompleted in which Marine had an interest during fiscal year 2025.

Information regarding net wells or acres is not included since Marine does not own any working interests.

Lease Acreage. Marine has performed a review of the public records from BOEM and Marine's revenue records provided by the operators. Based on this information, Marine believes that as of June 30, 2026, Marine had an overriding royalty interest in 17 different oil and natural gas leases covering an aggregate of 77,646 gross acres. The lease acreage is all located in federal waters in the Central and Western areas of the Gulf of America off the coasts of Louisiana and Texas.

Leases are typically granted for a term of five years, during which the lease owner must establish commercial production, or the lease expires. Marine’s overriding royalty area is determined by a contract that defines the area in which Marine is entitled to receive a royalty interest. In some cases, that area does not cover an entire lease block. In those cases, Marine’s royalty interest only applies to the area that lies within the lease. Of the aggregate of 77,646 total gross acres in which Marine has an overriding royalty interest, there are 210 gross acres located on leases that have commercial production, but the production is not on Marine’s overriding royalty area within those leases.

The overriding royalty interest owned by Marine is three-fourths of 1% of the working interest held by the Interest Owners. The fractional interest therefore varies from lease to lease.

Present Activities. Based upon review of public records available to the Trust, Marine believes that as of June 30, 2026, operators had designated three locations for additional operations, which may include drilling, work overs or recompletions of existing wells, sidetracks, or other types of operations. There is no assurance that wells will be drilled, and if they are drilled, they will be successful. Marine is not obligated to provide any fixed and determinable quantities of oil or natural gas in the future under any existing contracts or agreements. Marine will not necessarily be updated on the status of any of the development activities beyond what can be found in the public records available to Marine.

Difficulty in Obtaining Certain Data. Marine’s only activities are the collection and distribution of revenues from overriding royalties on certain oil and natural gas leases in the Gulf of America, pursuant to purchase agreements between Marine’s predecessors and Chevron and its transferees. The leasehold working interests that are subject to the rights held by Marine were owned, in most cases, in whole or in part by Chevron, and now predominately held by its assignees, including Arena, or other oil and natural gas exploration and production companies. Certain information with respect to the particular leases subject to Marine’s interests, including, but not limited to, (i) reserves, (ii) the availability of oil and natural gas, (iii) the average production cost (lifting cost) per unit, (iv) undeveloped acreage and (v) net wells and net acres, lies solely within the knowledge of these working interest owners. Marine does not have access to engineering data regarding these leaseholds and believes that such information would have been compiled principally by or for the working interest owners of these leaseholds, and that such information is unreasonably difficult for Marine to obtain. As a result, Marine believes that unreasonable efforts and expense would be involved in seeking to obtain all of the information required under Item 102 and Subpart 1200 of Regulation S-K.

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

The Trust is authorized to issue and has issued 2,000,000 units of beneficial interest. On September 25, 2026, these outstanding units of record were held by 162 unitholders.

The Trust must distribute to its unitholders all cash accumulated each quarter, less an amount reserved for accrued liabilities and estimated future expenses. The amount reserved varies from quarter to quarter and amounted to $52,500 for the distribution paid on June 30, 2026. Such distributions have been made since the Trust’s inception and will continue so long as the income from oil and natural gas royalties exceeds administrative costs.

Distributions primarily fluctuate from quarter to quarter due to changes in oil and natural gas prices and production quantities. Distributions are determined by the cash available to the Trust on the determination date less reserves for future expenses.

The Trust does not maintain any equity compensation plans. The Trust did not repurchase any units of beneficial interest during the quarter ended June 30, 2026.

While the Trust’s Annual Report on Form 10-K (excluding exhibits) for the fiscal year ended June 30, 2026 is distributed to unitholders, a copy of the Annual Report on Form 10-K (excluding exhibits) is available without charge to interested parties. There will be copying and mailing charges for copies of any exhibits that are requested. Written requests should be directed to Julia Nwanya, Argent Trust Company, 3838 Oak Lawn Avenue, Suite 1720, Dallas, Texas, 75219.

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

Revenue Recognition. Revenues from royalty interests are recognized in the period in which amounts are received by the Trust.

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

Summary Review. In general, Marine receives royalties two months after oil production and three months after natural gas production. The June 2026 distribution of $0.10 per unit was consistent with the March 2026 distribution of $0.10 per unit. As disclosed in a press release dated August 21, 2026, the September 2026 distribution of $0.10 per unit will be consistent with the June 2026 distribution of $0.10 per unit.

Marine’s distributable income for fiscal year 2026 amounted to $659,781, or $0.33 per unit, as compared to $727,995, or $0.36 per unit, in fiscal year 2025. Distributions to unitholders are calculated and paid out net of reserve for future expenses, which are estimated by the Trustee on a quarterly basis.

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

	Fiscal Year Ended June 30,
	2026	2025
Wells Drilled or Recompleted (Gross)	—	—
Active Wells (Gross)	69	74

The following table and related discussion and analysis shows the royalty income, the net quantities sold, and the average price received for oil, natural gas, and natural gas liquids during fiscal years 2026 and 2025.

	Fiscal Year Ended June 30,
	2026	2025
Income from:
Oil royalties	$899,175	$948,249
Natural gas royalties	58,093	46,956
Natural gas liquid royalties	9,581	15,899
	$966,849	$1,011,104
Net quantities sold:
Oil (bbls)	14,076	12,706
Natural gas (mcf)	16,328	19,524
Natural gas liquids (mcf)	30,519	35,183
BOE(1)	$21,884	$21,824

Average price:
Oil (per bbl)	$63.88	$74.63
Natural gas, net of expenses (per mcf)(2)	$3.56	$2.41
Natural gas liquids, net of expenses (per mcf)(2)	$0.31	$0.45

(1)
Gas volumes, reported in thousand cubic feet (“Mcf”), are converted to barrel of oil equivalent (“BOE”) at a ratio of six Mcf of gas to one bbl of oil.
(2)
These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

Fiscal Year 2026 Compared to Fiscal Year 2025. During fiscal year 2026, Marine received approximately 93% of its royalty income from the sale of oil and 7% of its royalty income from the sale of natural gas and natural gas liquids, as compared to approximately 94% of its royalty income from the sale of oil and 6% of its royalty income from the sale of natural gas and natural gas liquids in fiscal year 2025. Income from oil and natural gas royalties in fiscal year 2026 decreased approximately 4% from fiscal year 2025, primarily due to decreases in production of natural gas and natural gas liquids, as well as decreases in the prices of natural gas liquids and oil.

Revenue from oil royalties amounted to $899,175 in fiscal year 2026, a decrease from the $948,249 realized in fiscal year 2025. The average price realized for a barrel of oil decreased to $63.88 in fiscal year 2026 from the $74.63 realized in fiscal year 2025. In fiscal year 2026, oil production increased to 14,076 bbls from the 12,706 bbls sold in fiscal year 2025.

Revenue from natural gas royalties amounted to $58,093 in fiscal year 2026, an increase from the $46,956 realized in fiscal year 2025. In fiscal year 2026, the average price per mcf of natural gas increased to $3.56, from the $2.41 realized in fiscal year 2025. Production decreased to 16,328 mcf for natural gas for fiscal year 2026 from 19,524 mcf for natural gas for fiscal year 2025.

Revenue from natural gas liquids royalties amounted to $9,581 in fiscal year 2026, a decrease from $15,899 realized in fiscal year 2025. Natural gas liquids average price per mcf was $0.31 in fiscal year 2026, a decrease from $0.45 for fiscal year 2025, while production for natural gas liquids in fiscal year 2026 was 30,519 mcf, a decrease from 35,183 mcf for fiscal year 2025.

General and administrative expenses for fiscal year 2026 amounted to $325,939 an increase from the $315,835 recorded in fiscal year 2025, due to an increase in professional services expenses.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

As of June 30, 2026, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with the modified cash basis of accounting. The Trustee conducted an evaluation of the effectiveness of Marine’s internal control over financial reporting based on the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the “Internal Control-Integrated Framework,” the Trustee concluded that Marine’s internal control over financial reporting was effective as of June 30, 2026. This Annual Report on Form 10-K does not include an attestation report of Marine’s registered public accounting firm regarding internal control over financial reporting since the Trustee’s report was not subject to attestation by Marine’s registered public accounting firm pursuant to an exemption for smaller reporting companies pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002.

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

The Trust has no directors or officers and based solely on its review of the reports received by it, the Trustee believes that during the fiscal year of 2026, no person who was a beneficial owner of more than ten percent of the Trust’s units failed to file on a timely basis any report required by Section 16(a).

Insider Trading Policy. Because the Trust does not have officers, directors, or employees, it has not adopted insider trading policies and procedures governing the purchase, sale and/or other disposition of Trust securities by such persons.

ITEM 11. EXECUTIVE COMPENSATION

The Trust has no directors or officers and is administered by the Trustee. Accordingly, the Trust does not have a compensation committee or maintain any equity compensation plans, has not engaged any consultants to provide advice or recommendations on the amount or form of compensation, and there are no units reserved for issuance under any such plans. The Trust does not have a principal executive officer or employees and therefore, the pay ratio disclosure is not applicable. During the past two fiscal years, the Trust paid or accrued fees to the Trustee, as set forth below.

Name of Individual or Entity	Fiscal Year	Other Annual Compensation (1)
Argent Trust Company, Trustee	2026	$28,000
Argent Trust Company, Trustee	2025	$28,000

(1)
Under the Indenture, the Trustee is entitled to reasonable and customary fees and compensation for its services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

The following table sets forth the persons known to the Trust who beneficially own more than five percent of the outstanding units of beneficial interest as of June 30, 2026, based solely on the Trust’s review of information filed as of September 21, 2026 with the SEC and information provided by such persons:

Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class
Michael R. Paslay(1)	152,753 units	7.6%
9201 Heritage Dr.
Brentwood, TN 37027
Ottie K. Paslay(2)	161,283 units	8.1%
9201 Heritage Dr.
Brentwood, TN 37027
Patricia Martin	174,529 units	8.7%
110 Woodbine Place
Missoula, MT 59803

(1)
Includes 143,234 units held by Paslay Family, LLC over which Michael R. Paslay has shared voting and dispositive power. Mr. Paslay serves as the Manager of Paslay Family, LLC. By virtue of this relationship, Mr. Paslay may be deemed to beneficially own the units owned directly by Paslay Family, LLC.
(2)
Includes 28,975 units over which Ms. Paslay has sole voting and dispositive power and 132,308 units held directly by the Robert H. Paslay Family Trust (“RHP Family Trust”). Ms. Paslay serves as the Trustee of the RHP Family Trust. By virtue of this relationship, Ms. Paslay may be deemed to beneficially own the units owned directly by the RHP Family Trust.

There are no executive officers or directors of the Trust. The Trustee does not beneficially own any units of beneficial interest. The Trust does not maintain any equity compensation plans and the Trust has not repurchased any units during the fourth quarter of fiscal year 2026. The Trustee knows of no arrangements, the operation of which may at a subsequent date result in a change of control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Trust has no directors or executive officers. See Item 11 for the renumeration received by the Trustee during the fiscal years ended June 30, 2026, and 2025.

ITEM 14. Principal AccountING Fees and Services

Fees for services performed by Weaver and Tidwell, L.L.P. for the fiscal years ended June 30, 2026 and 2025 were as follows:

	2026	2025
Audit Fees	$72,450	$65,625
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

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

To the Unitholders of

Marine Petroleum Trust and Subsidiary and

Argent Trust Company, Trustee

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of assets, liabilities, and trust corpus of Marine Petroleum Trust and Subsidiary (the Trust) as of June 30, 2026 and 2025, and the related consolidated statements of distributable income and changes in trust corpus for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the assets, liabilities, and trust corpus of the Trust as of June 30, 2026 and 2025, and the distributable income and changes in trust corpus for each of the two years in the period ended June 30, 2026, in conformity with the modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

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

September 25, 2026

We have served as the Trust’s auditor since 2011.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of June 30, 2026 and 2025,

	2026	2025
Assets
Current assets:
Cash and cash equivalents	$950,667	$921,520
Federal income taxes refundable	—	—
Producing oil and gas properties	7	7
Total assets	$950,674	$921,527
Liabilities and Trust Corpus
Current liabilities:
Federal income taxes payable	—	—
Total current liabilities	$—	$—
Trust Corpus – authorized 2,000,000 units of beneficial interest, issued 2,000,000 units at nominal value	$950,674	$921,527
	$950,674	$921,527

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For The Fiscal Years Ended June 30,

	2026	2025
Income:
Oil and natural gas royalties	$966,849	$1,011,104
Interest and other income	18,871	32,726
Total income	$985,720	$1,043,830
Expenses:
General and administrative	$(325,939)	$(315,835)
Distributable income	$659,781	$727,995
Distributable income per unit	$0.33	0.36
Units outstanding	2,000,000	2,000,000

See accompanying notes to consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For The Fiscal Years Ended June 30,

	2026	2025
Trust corpus, beginning of year	$921,527	$965,220
Distributable income	659,781	727,995
Distributions to unitholders	(630,634)	(771,688)
Trust corpus, end of year	$950,674	$921,527
Distributions per unit	$0.32	$0.39

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

U.S. federal income taxes have been provided on the income of MPC (which specifically excludes the 98% net profits interest to be retained by and delivered to the Trust), after deducting statutory depletion (if available). MPC uses the cash method of reporting for U.S. federal income taxes.

The primary difference between the actual tax expense of MPC and the expected tax expense is due to the fact that only 2% of MPC’s income (i.e., excluding the 98% net profits interest retained by, and delivered to, the Trust) is subject to U.S. federal income tax.

Tax positions taken by the Trust related to the Trust’s pass-through status for federal and applicable state income tax purposes have been reviewed, and the Trustee is of the opinion that material positions taken would more likely than not be sustained upon an examination. In accordance with the Trust’s basis of accounting discussed in Note 2, the Trust would only recognize the impact of tax positions that were not upheld at the time of payment. As of June 30, 2026, the Trust’s tax years 2019 through 2025 remain subject to examination.

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

Marine had cash and cash equivalents of $950,667 and $921,520 at June 30, 2026 and 2025, respectively, which consisted of cash deposits, U.S. Treasury and agency bonds and money market accounts.

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

(h)
Significant Royalty Sources

Percent of royalty revenue received by Marine from producers is summarized as follows:

	Fiscal Year Ended June 30,
Company	2026	2025
Arena Energy, LP	100%	100%
Chevron USA, Inc.(1)	0%	0%
	100%	100%

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

(3)
Supplemental Information Relating to Oil and Gas Reserves (Unaudited)

Oil and natural gas reserve information relating to Marine’s royalty interests is not presented because such information is not available to Marine. Marine’s share of oil, natural gas, and natural gas liquids sold for its royalty interests and Marine’s equity in oil, natural gas and natural gas liquids sold were as follows:

	Twelve Months Ended June 30,
	2026	2025
Marine:
Oil (bbls)	14,076	12,706
Natural Gas (mcf)	16,328	19,524
Natural Gas Liquids (mcf)	30,519	35,183
Total BOE	21,884	21,824

Gas volumes, reported in thousand cubic feet (“Mcf”), are converted to barrel of oil equivalent (“BOE”) at a ratio of six Mcf of gas to one bbl of oil.

(4)
Texas Franchise Tax

Texas imposes a franchise tax that applies to most business entities that are formed or qualified to do business, or which are otherwise doing business, in Texas. Under the Texas franchise tax, a 0.75% tax is imposed for reports due in 2026 on each taxable entity’s taxable margin that is apportioned to Texas. Taxable margin is generally defined as revenues less certain costs. Taxable entities include most entities that provide owners with limited liability protection, including trusts. There are certain exemptions from the franchise tax, including exclusions for certain “passive entities” that satisfy specified statutory requirements as described below and entities with total revenues below a specified threshold.

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

In the event the Trust does not qualify as a passive entity, it would not be required to pay any tax and is not considered to owe any Texas franchise tax for any period in which its annualized total revenue is less than or equal to a certain threshold. For reports due on or after January 1, 2026 and before January 1, 2027, this no tax due threshold is $2,650,000. MPC is a taxable entity for Texas franchise tax purposes but has historically not owed any amounts under the Texas franchise tax because its annualized revenues have not exceeded the applicable no tax due threshold.

Each unitholder is urged to consult its own tax advisor regarding the requirements for filing state tax returns.

(5)
Trustee Fees

Trustee fees for the years ending June 30, 2026 and June 30, 2025 were $28,000.

(6)
Subsequent Events

Subsequent events were evaluated through the issuance date of the financial statements. Subsequent to June 30, 2026, the Trust declared a distribution on August 21, 2026 of $0.10 per Unit outstanding payable on September 28, 2026 to Unitholders of record on August 31, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
(Registrant)

Argent Trust Company, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Date: September 25, 2026	By:	/s/ Nancy Willis
Nancy Willis
Director of Royalty Trust Services

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Argent Trust Company, in its capacity as trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

Dated: September 25, 2026	By:	/s/ Nancy Willis
Nancy Willis
Director of Royalty Trust Services

(The registrant has no directors or executive officers.)