Form 10-Q
period 2026-09-30
MARINE PETROLEUM TRUST
filed 2026-11-13
CIK 62362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of units of beneficial interest outstanding as of the latest practicable date:

As of November 13, 2026, Marine Petroleum Trust had 2,000,000 units of beneficial interest outstanding.

MARINE PETROLEUM TRUST

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

As of September 30, 2026 and June 30, 2026

ASSETS

	September 30, 2026	June 30, 2026
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,059,589	$950,667
Federal income tax refundable	—	—
Producing oil and natural gas properties	7	7
Total assets	$1,059,596	$950,674

LIABILITIES AND TRUST CORPUS

Current liabilities:
Federal income tax payable	$—	$—
Total current liabilities	$—	$—
Trust corpus – 2,000,000 units of beneficial interest authorized, 2,000,000 units issued at nominal value	$1,059,596	$950,674
	$1,059,596	$950,674

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF DISTRIBUTABLE INCOME

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30,
	2026	2025
Income:
Oil and natural gas royalties	$317,864	$218,526
Interest and dividend income	4,993	4,876
Total income	322,857	223,402
Expenses:
General and administrative	(23,180)	(92,589)
Distributable income	$299,677	$130,813
Distributable income per unit	$0.15	$0.07
Units outstanding	2,000,000	2,000,000

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TRUST CORPUS

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30,
	2026	2025
Trust corpus, beginning of period	$950,674	$921,527
Distributable income	299,677	130,813
Distributions to unitholders	(190,755)	(136,194)
Trust corpus, end of period	$1,059,596	$916,146
Distributions per unit	$0.10	$0.07

See accompanying notes to condensed consolidated financial statements.

MARINE PETROLEUM TRUST AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Note 1. Accounting Policies

The financial statements herein include the financial statements of Marine Petroleum Trust (the “Trust”) and its wholly owned subsidiary, Marine Petroleum Corporation (“MPC,” and collectively with the Trust, “Marine”). The financial statements are condensed and consolidated and should be read in conjunction with Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026. The financial statements included herein are unaudited, but in the opinion of Argent Trust Company, a Tennessee chartered trust company (“Argent Trust Company” or the “Trustee”), the Trustee of the Trust, they include all adjustments necessary for a fair presentation of the results of operations for the periods presented. Operating results for the interim periods reported herein are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2027.

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

Note 3. Distributable Income

The Trust’s Indenture (the “Indenture”) provides that the Trustee is to distribute all cash in the Trust, less an amount reserved for payment of accrued liabilities and estimated future expenses, to unitholders of record on the 28th day of March, June, September and December of each year. If the 28th day falls on a Saturday, Sunday or legal holiday, the payments are to be made on the immediately succeeding business day. Total estimated reserve for future expenses deducted from calculated distributable income for the three months ended September 30, 2026 was $119,500.

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

Trustee fees for the periods presented were as follows:

	For the Three Months Ended
	September 30,
	2026	2025
Argent Trust Company	$7,000	$7,000

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

The Indenture (and MPC’s charter and by-laws) expressly prohibits the operation of any kind of trade or business. The Trust’s oil and natural gas properties are depleting assets that are not being replaced due to the prohibition against investments. These restrictions, along with other factors, allow the Trust to be treated as a grantor trust for U.S. federal income tax purposes. A grantor trust is not subject to tax at the trust level. As a grantor trust, unitholders are taxed directly on their proportionate share of income, deduction and credit of the Trust consistent with each such unitholder’s tax status and applicable facts as though no trust were in existence. The State of Texas imposes a franchise tax, but the Trust does not believe that it is subject to the franchise tax because at least 90% of its federal gross income is from passive sources. MPC is a taxable entity that may owe state and U.S. federal income taxes and state franchise taxes. However, MPC’s income specifically excludes 98% of the oil and natural gas royalties collected by MPC, which are retained by and delivered to the Trust because of the Trust’s net profits interest. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 for further information. Each unitholder should consult its own tax advisor regarding income and franchise tax requirements, if any, applicable to such person’s ownership of Trust units.

The Leases

Marine has performed a review of the public records from the Bureau of Ocean Energy Management (BOEM) and Marine's revenue records provided by the operators. Based on this information, Marine believes that as of September 30, 2026, Marine had an overriding royalty interest in 17 different oil and natural gas leases covering an aggregate of 77,646 gross acres. The lease acreage is all located in federal waters in the Central and Western areas of the Gulf of America off the coasts of Louisiana and Texas.

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

Marine holds an overriding royalty interest that is equal to three-fourths of one percent of the working interest and is calculated on the value at the well of any oil, natural gas or other minerals produced and sold from 17 leases covering 77,646 gross acres located in the Gulf of America. Marine’s overriding royalty interest applies only to existing leases and does not apply to any new leases that the Interest Owners may acquire.

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

Marine did not have any changes in its critical accounting policies or estimates during the three months ended September 30, 2026. Please see Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 for a detailed discussion of its critical accounting policies.

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

Summary of Operating Results

During the three months ended September 30, 2026, the Trust realized approximately 96% of its royalty income from the sale of oil and approximately 4% of its royalty income from the sale of natural gas and natural gas liquids. During the three months ended September 30, 2025, the Trust realized approximately 94% of its royalty income from the sale of oil and approximately 6% of its royalty income from the sale of natural gas and natural gas liquids. Royalty income includes royalties from oil and natural gas received from producers.

Distributable income per unit for the three months ended September 30, 2026 was $0.15 as compared to $0.07 for the comparable period in 2025. Distributions per unit also amounted to $0.10 per unit for the three months ended September 30, 2026, an increase from distributions of $0.07 per unit for the comparable period in 2025.

For the three months ended September 30, 2026, oil production decreased to 3,188 barrels (bbls) from 3,226 bbls for the comparable period in 2025. Natural gas volumes sold decreased to 3,126 thousand cubic feet (mcf) from 3,567 mcf and natural gas liquids sold increased to 7,622 mcf from 6,290 mcf for the three months ended September 30, 2026, as compared to the same period in 2025. For the three months ended September 30, 2026, the average price realized for oil increased to $97.63 per barrel (bbl) as compared to the price of $63.52 per bbl realized for the comparable period in 2025. The average price realized for natural gas (net of expenses) decreased to $1.43 per mcf as compared to the average price of $3.14 per mcf realized for the comparable period in 2025, and the average price realized for natural gas liquids (net of expenses) decreased to $0.29 per mcf as compared to the average price of $0.38 per mcf realized for the comparable period in 2025.

Results of Operations—Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Income from oil and natural gas royalties increased to $317,864 during the three months ended September 30, 2026 from $218,526 realized for the comparable period in 2025. Royalties increased for the three months ended September 30, 2026 compared to the comparable period in 2025 primarily due to an increase in the price of oil and an increase in production of natural gas liquids, partially offset by lower natural gas and natural gas liquids prices and decreases in the production of oil and natural gas.

Distributable income increased to $299,677 for the three months ended September 30, 2026 from $130,813 realized for the comparable period in 2025.

Income from oil royalties, for the three months ended September 30, 2026 increased to $311,177 from $204,913 realized for the comparable period in 2025. The volume of oil sold in the three months ended September 30, 2026 decreased to 3,188 bbls from 3,226 bbls realized for the comparable period in 2025, and the average price realized for oil increased to $97.63 per bbl for the three months ended September 30, 2026 from $63.52 per bbl realized for the comparable period in 2025.

Income from natural gas royalties (net of expenses), for the three months ended September 30, 2026 decreased to $4,483 from $11,194 for the comparable period in 2025. The volume of natural gas sold in the three months ended September 30, 2026 decreased to 3,126 mcf from 3,567 mcf realized for the comparable period in 2025, and the average price realized for natural gas (net of expenses) decreased to $1.43 per mcf for the three months ended September 30, 2026 from $3.14 per mcf realized for the comparable period in 2025.

Income from natural gas liquids royalties (net of expenses), for the three months ended September 30, 2026 decreased to $2,204 from $2,419 for the comparable period in 2025. The volume of natural gas liquids sold in the three months ended September 30, 2026 increased to 7,622 mcf from 6,290 mcf realized for the comparable period in 2025, and the average price realized for natural gas liquids (net of expenses) decreased to $0.29 per mcf for the three months ended September 30, 2026 from $0.38 per mcf realized for the comparable period in 2025.

The following table presents the quantities of oil, natural gas, and natural gas liquids sold and the average price realized for the three months ended September 30, 2026, and those realized for the comparable period in 2025.

	Three Months Ended September 30,
	2026	2025
Net quantities sold:
Oil (bbls)	3,188	3,226
Natural gas (mcf)	3,126	3,567
Natural gas liquids (mcf)	7,622	6,290
BOE(1)	4,979	4,869

Average price:
Oil (per bbl)	$97.63	$63.52
Natural gas, net of expenses (per mcf)(2)	$1.43	$3.14
Natural gas liquids, net of expenses (per mcf)(2)	$0.29	$0.38

(1) Gas volumes, reported in thousand cubic feet (“Mcf”), are converted to barrel of oil equivalent (“BOE”) at a ratio of six Mcf of gas to one bbl of oil.

(2) These amounts are net of the cost of transportation from offshore leases to onshore receiving points.

General and administrative expenses decreased to $23,180 for the three months ended September 30, 2026 from $92,589 for the comparable period of 2025, primarily due to the timing of payment of professional fees.

Forward-Looking Statements

The statements discussed in this Quarterly Report on Form 10-Q regarding Marine’s future financial performance and results, and other statements that are not historical facts, are forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbor created thereby. This report uses the words “anticipate,” “believe,” “budget,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” or other similar words to identify forward-looking statements. You should read statements that contain these words carefully because they discuss future expectations, contain projections of Marine’s financial condition, and/or state other “forward-looking” information. Actual results may differ from expected results because of factors, risks, and uncertainties including, but not limited to, the following: reductions in price or demand for oil and natural gas, which might then lead to decreased production or impair Marine’s ability to make distributions; reductions in production due to the depletion of existing wells or disruptions in service, which may be caused by storm damage to production facilities, blowouts or other production accidents, or geological changes such as cratering of productive formations; changes in regulations; general economic conditions; actions and policies of petroleum-producing nations; other changes in domestic and international energy markets; the impact of pandemics or other public health concerns; and the expiration, termination or release of leases subject to Marine’s interests. Additional risks are set forth in Marine’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Events may occur in the future that Marine is unable to accurately predict or over which it has no control. If one or more of these uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. Except as required by applicable securities laws, Marine does not undertake any obligation to update or revise any forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change from the information provided in Marine’s Annual Report on Form 10-K, “Item 7A: Quantitative and Qualitative Disclosures About Market Risk,” for the fiscal year ended June 30, 2026.

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Argent Trust Company, as Trustee of the Trust, is responsible for establishing and maintaining Marine’s disclosure controls and procedures. Marine’s disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by Marine in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Trustee as appropriate to allow timely decisions regarding required disclosure

As of September 30, 2026, the Trustee carried out an evaluation of the effectiveness of the design and operation of Marine’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon that evaluation, the Trustee concluded that Marine’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There have not been any changes in Marine’s internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, Marine’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

As of the date of this filing, there have been no material changes from the risk factors previously disclosed in the “Risk Factors” in Marine’s Annual Report filed on Form 10-K for the fiscal year ended June 30, 2026.

Items 2-4.

Not applicable.

Item 5. Other Information.

(c) The Trust does not have any directors or officers, and as a result, no such persons adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement, as defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are included herein:

4.1	Indenture, as amended on September 23, 2022, of Marine Petroleum Trust, filed as Exhibit to the Current Report on Form 8-K of Marine filed September 28, 2022, and incorporated by reference herein.
31.1	Certification of the Corporate Trustee pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Corporate Trustee pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Item 1A, and 7 to the Annual Report on Form 10-K for Marine Petroleum Trust filed with the Securities and Exchange Commission on September 25, 2026 (incorporated herein by reference)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PETROLEUM TRUST
Argent Trust Company, trustee of Marine Petroleum Trust and not in its individual capacity or otherwise

November 13, 2026	By:	/s/ Nancy Willis
Nancy Willis
Director of Royalty Trust Services